Form 10-Q
period 1995-03-31
ORGANOGENESIS INC
filed 1995-05-12
CIK 779733

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                        to
                                ---------------------    ---------------------

Commission file number 0-15246
                       -------

                               ORGANOGENESIS INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      04-2871690
- - - - -------------------------------                   ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification number)


                         150 Dan Road, Canton, MA 02021
                         ------------------------------
           (Address of principal executive offices)    (Zip Code)



     Registrant's telephone number, including area code:  (617)  575-0775

                           -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X ) No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at May 8, 1995 was 9,377,278 shares.

                               ORGANOGENESIS INC.


                                     INDEX
                                     -----

                                                                             Page
PART I - FINANCIAL INFORMATION                                             Number
- - - - ------------------------------                                             ------
Item 1 - Financial Statements

     Consolidated Balance Sheets
          at March 31, 1995 and December 31, 1994..................               1

     Consolidated Statements of Operations
          for the three-month ended March 31, 1995 and 1994........               2

     Consolidated Statements of Cash Flows
           for  the  three months ended March 31, 1995  and  1994..               3

     Notes to Consolidated Financial Statements....................               4

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.............               5


PART II - OTHER INFORMATION
- - - - ---------------------------

Item 6 - Exhibits and Reports on Form 8-K..........................               7

Signatures.........................................................               8

                               ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                       March 31, 1995   December 31,
                                                         (unaudited)       1994
                                                       --------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                              $    435,650 $  3,187,286
  Investments                                               5,592,184    5,684,127
  Other current assets                                        644,359      541,252
                                                        -------------  -----------
                                                            6,672,193    9,412,665

Property and equipment, net                                 5,454,829    5,634,627
Other assets                                                   79,475       79,475
                                                        -------------  -----------
                                                        $  12,206,497  $15,126,767
                                                        =============  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $     542,058  $   445,125
  Accrued expenses                                            429,478      547,189
  Deferred revenue                                                  -       13,051
                                                        -------------  -----------
                                                              971,536    1,005,365

Deferred rent payable                                         146,380      157,091
Other liabilities                                              15,000       15,000

Stockholders' equity:
  Preferred Stock, par value $1.00; authorized
     1,000,000 shares; issued and outstanding
     250,000 Series A Convertible Preferred
     shares (liquidation preference -
     $2,000,000)                                              250,000      250,000
  Common Stock, par value $.01; authorized
     20,000,000 shares; issued and outstanding
     9,376,428 and 9,366,198 shares as of
     March 31, 1995 and December 31, 1994,
     respectively                                              93,764       93,662
  Additional paid-in capital                               60,618,776   60,548,924
  Accumulated deficit                                     (49,888,959) (46,943,275)
                                                        -------------  -----------
                                                           11,073,581   13,949,311
                                                        -------------  -----------
                                                        $  12,206,497  $15,126,767
                                                        =============  ===========

                     The accompanying notes are an integral
                       part of the financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             For the three months ended
                                        ----------------------------------
                                        March 31, 1995      March 31, 1994
                                        --------------      --------------
Revenues:
  Contract revenue                         $    16,871        $    66,290
  Interest income                              139,335            175,822
                                           -----------        -----------
                                               156,206            242,112
Costs and Expenses:
  Research and development                   2,304,295          1,922,483
  General and administrative                   797,595            685,561
                                           -----------        -----------
Net loss                                   $(2,945,684)       $(2,365,932)
                                           ===========        ===========

Net loss per common share                        $(.31)             $(.26)
                                           ===========        ===========

Weighted average number of
  common shares outstanding                  9,371,300          9,127,992
                                           ===========        ===========


                     The accompanying notes are an integral
                       part of the financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         For the three months ended
                                                      ---------------------------------
                                                      March 31, 1995     March 31, 1994
                                                      --------------     --------------
Cash used in operating activities:
  Net loss                                              $(2,945,684)    $(2,365,932)
  Adjustment to reconcile net loss to
    cash used in operating activities:
     Depreciation and amortization                          250,372         233,016
  Changes in assets and liabilities:
     Other current assets                                  (103,107)        (41,754)
     Accounts payable                                        96,933         (61,317)
     Accrued expenses                                      (117,711)         26,770
     Deferred revenue                                       (13,051)         78,623
     Deferred rent payable                                  (10,711)           (932)
                                                        -----------     -----------

Cash used in operating activities                        (2,842,959)     (2,131,526)

Cash flows from investing activities:
  Capital expenditures                                      (70,574)        (64,208)
  Purchases of investments                                        -         (98,000)
  Sales/maturities of investments                            91,943       2,945,293
                                                        -----------     -----------

Cash provided by investing activities                        21,369       2,783,085

Cash flows from financing activities:
  Exercise of stock options                                  69,954          30,000
                                                        -----------     -----------

Increase (decrease) in cash and cash equivalents         (2,751,636)        681,559
Cash and cash equivalents, beginning of period            3,187,286       3,496,477
                                                        -----------     -----------

Cash and cash equivalents, end of period                $   435,650     $ 4,178,036
                                                        ===========     ===========

                     The accompanying notes are an integral
                       part of the financial statements.

                               ORGANOGENESIS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:
    ----------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the accompanying financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented.

    Please refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual
    Report on Form 10-K for the year ended December 31, 1994.

                          ORGANOGENESIS INC.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Liquidity and Capital Resources:
          --------------------------------

          From inception, the Company has financed its operations through private and public placements of equity securities, receipt of contract revenues, sale of products and interest income from investments. At March 31, 1995 and December 31, 1994 respectively, the Company had cash, cash equivalents and investments in the aggregate of $6,028,000 and $8,871,000. The
          Company will continue to utilize working capital in 1995 related to ongoing research and development activities, conducting preclinical and clinical trials, enhancement of proprietary manufacturing technologies and expansion of business development, general and administrative resources. These activities will require substantial additional financial resources before the Company can expect to realize revenue from product sales.

          In February 1995, the Company announced it signed a letter of intent to collaboratively develop and commercialize collagen coated endovascular stents with SCIMED Life Systems, Inc. ("SCIMED"). Under the proposed agreement, SCIMED will pay the Company upfront and milestone payments totaling approximately $11,000,000. The milestone payments will be made upon meeting certain conditions in the proposed agreement. In addition, SCIMED will fund the related research and development activities. Although the Company expects that a final agreement reflecting these terms will be signed, there can be no assurance that the Company and SCIMED will enter into definitive agreements.

          The ultimate success of the Company is dependent upon its ability to raise capital through equity placement, receipt of contract revenue, sale of product, research and development funding under licensing agreements, royalty and manufacturing payments and interest income on invested capital. However, the Company's capital requirements may change depending upon numerous factors, including progress of the Company's research and development programs; time required to obtain regulatory approvals; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; ability to obtain and retain continued funding from third parties under collaborative agreements; ability to obtain licensing arrangements; and the demand for the Company's products if, and when, approved.

          While management believes that additional financing composed of equity investments and funding provided under collaborative agreements will be available to fund future operations, there can be no assurances that additional funds will be available when required on terms acceptable to the Company. In view of the Company's current financial condition, the Company plans to manage its working capital and expenses conservatively. In the event that the Company is unable to raise additional capital, the Company has formulated a financial plan which should allow it to operate at reduced levels through December 31, 1995.

          Results of Operations:
          ----------------------

          Contract revenue was $16,900 for the three months ended March 31, 1995, as compared to $66,000 for the same period in 1994. The contract revenue was realized under an agreement with Biomet, Inc. for the development of orthopedic implants using the Company's proprietary dense fibrillar collagen. Interest income was $139,000 for the three months ended March 31, 1995 as compared to $176,000 in the comparable period in 1994. The decrease in interest income is attributable to less cash being available for investment.

          Research and development expenses were $2,304,000 for the three months ended March 31, 1995, compared to $1,922,000 during the comparable 1994 period. The increase was primarily due to higher employment-related costs resulting from staff additions. General and administrative expenses were $798,000 for the three month period ended March 31, 1995 as compared to $686,000 for the comparable 1994 period. The increase was primarily due to higher professional fees.

          As a result of the net effect described above, the Company incurred a net loss of $2,946,000, or $.31 per share, for the three months ended March 31, 1995, as compared with a net loss of $2,366,000, or $.26 per share, for the comparable 1994 period.

                               ORGANOGENESIS INC.

                          PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits  -- None.

            27   Financial Data Schedule

            (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1995.

                       ORGANOGENESIS INC.

                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Organogenesis Inc.
                              ------------------------------------------
                                  (Registrant)

Date:   May 12, 1995          /s/  Herbert M. Stein
                              ------------------------------------------
                              Herbert M. Stein, Chairman
                              and Chief Executive Officer
                              (Principal Executive Officer)



Date:   May 12, 1995          /s/  Curtis W. Rodenhouse
                              ------------------------------------------
                              Curtis W. Rodenhouse, Chief Financial
                              Officer and Treasurer
                              (Principal Financial Officer and Principal
                              Accounting Officer)