Form 10-Q
period 1995-06-30
ORGANOGENESIS INC
filed 1995-08-11
CIK 779733

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  ____________________ to ________________________
Commission file number 0-15246


                               ORGANOGENESIS INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    04-2871690
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification number)

                         150 DAN ROAD, CANTON, MA 02021
               (Address of principal executive offices) (Zip Code)




       Registrant's telephone number, including area code: (617) 575-0775

                             ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )         No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at August 9, 1995 was 10,581,313 shares.

                               ORGANOGENESIS INC.


                                      INDEX


                                                                                                               Page
PART I - FINANCIAL INFORMATION                                                                               Number
                                                                                                             ------
Item 1 - Financial Statements

         Consolidated Balance Sheets
                  at June 30, 1995 and December 31, 1994..........................................................1

         Consolidated Statements of Operations
                  for the three-month and six-month periods ended June 30, 1995 and 1994..........................2

         Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1995 and 1994.................................................3

         Notes to Consolidated Financial Statements...............................................................4

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........................................................5


PART II - OTHER INFORMATION

Item 4 -Submission of Matters to a Vote of Security Holders.......................................................7

Item 6 - Exhibits and Reports on Form 8-K.........................................................................7

Signatures........................................................................................................8

                               ORGANOGENESIS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30, 1995        December 31,
                                                                                      (unaudited)             1994
                                                                                     -------------       -------------
ASSETS

Current assets:
     Cash and cash equivalents                                                       $     571,685       $   3,187,286
     Investments                                                                         2,434,668           5,684,127
     Other current assets                                                                  953,787             541,252
                                                                                     -------------       -------------
                                                                                         3,960,140           9,412,665

Property and equipment, net                                                              5,287,569           5,634,627
Other assets                                                                                81,475              79,475
                                                                                     -------------       -------------
                                                                                     $   9,329,184       $  15,126,767
                                                                                     =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $     690,703       $     445,125
     Accrued expenses                                                                      590,393             547,189
     Deferred revenue                                                                         --                13,051
                                                                                     -------------       -------------
                                                                                         1,281,096           1,005,365

Deferred rent payable                                                                      134,607             157,091
Other liabilities                                                                             --                15,000

Stockholders' equity:
     Preferred Stock, par value $1.00; authorized 1,000,000 shares; issued and outstanding 250,000 Series A Convertible Preferred shares (liquidation preference -
         $2,000,000)                                                                       250,000             250,000
     Common Stock, par value $.01; authorized 20,000,000 shares; issued and outstanding 9,379,578 and 9,366,198 shares as of June 30, 1995 and
         December 31, 1994,
         respectively                                                                       93,796              93,662
     Additional paid-in capital                                                         60,651,542          60,548,924
     Accumulated deficit                                                               (53,081,857)        (46,943,275)
                                                                                     -------------       -------------
                                                                                         7,913,481          13,949,311
                                                                                     -------------       -------------
                                                                                     $   9,329,184       $  15,126,767
                                                                                     =============       =============


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the                              For the
                                                 Three Months                           Six Months
                                                Ended June 30                         Ended June 30
                                             ------------------                 -------------------------
                                             1995          1994                 1995                 1994
                                             ----          ----                 ----                 ----

Revenues:
     Contract revenue                   $      -       $    56,875          $     16,871         $   123,165
     Interest income                         97,721        179,169               237,056             354,992
                                        -----------    -----------          ------------         -----------
                                             97,721        236,044               253,927             478,157
Costs and Expenses:
     Research and development             2,422,512      2,192,168             4,726,807           4,114,652
     General and administrative             868,107        756,548             1,665,702           1,442,109
                                        -----------     ----------          ------------         -----------

Net loss                                $(3,192,898)   $(2,712,672          $ (6,138,582)        $(5,078.604)
                                        ===========    ===========          ============         ===========

Net loss per common share                     $(.34)        $(.30)                 $(.65)              $(.56)
                                              =====         =====                  =====                ====

Weighted average number of
     common shares outstanding            9,378,003      9,136,854             9,375,450           9,132,448
                                          =========      =========             =========           =========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the Six Months Ended
                                                     -------------------------------
                                                     June 30, 1995     June 30, 1994
                                                     -------------     -------------

Cash used in operating activities:
     Net loss                                         $(6,138,582)      $ (5,078,604)
     Adjustment to reconcile net loss to
         cash used in operating activities:
         Depreciation and amortization                    501,597            469,514
     Changes in assets and liabilities:
         Other current assets                            (412,535)            78,589
         Other assets                                      (2,000)              --
         Accounts payable                                 245,578             (7,855)
         Accrued expenses                                  43,204              2,784
         Deferred revenue                                 (13,051)           104,211
         Deferred rent payable                            (22,484)            (1,863)
         Other liabilities                                (15,000)              --
                                                      -----------       ------------
Cash used in operating activities                      (5,813,273)        (4,433,224)

Cash flows from investing activities:
     Capital expenditures                                (154,539)          (215,049)
     Purchases of investments                                --              (98,000)
     Sales/maturities of investments                    3,249,459          4,883,047
                                                      -----------       ------------

Cash provided by investing activities                   3,094,920          4,569,998

Cash flows from financing activities:
     Exercise of stock options                            102,752             91,020
                                                      -----------       ------------

Increase (decrease) in cash and cash equivalents       (2,615,601)           227,794
Cash and cash equivalents, beginning of period          3,187,286          3,496,477
                                                      -----------       ------------

Cash and cash equivalents, end of period              $   571,685       $  3,724,271
                                                      ===========       ============




                     The accompanying notes are an integral
                 part of the consolidated financial statements.

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

2.       Subsequent Events:

         On July 17, 1995, the Company completed a Public Offering of 230,000 Units, at a Unit Price of $66.25, resulting in proceeds of approximately $15,000,000, net of expenses. Each Unit in the Offering consisted of five shares of Common Stock and one Unit Warrant to purchase one share of Common Stock at an exercise price of $19.875 per share. The Unit Warrants are exercisable from October 14, 1996 through October 14, 2001 when the Unit Warrants expire.

         The Offering contained adjustment provisions affecting the number of Warrants exercisable into Common Stock. The adjustment provisions were based on the trading price of the Company's Common Stock for a period of time after the completion of the Offering (the "Adjustment Period"). The Adjustment Period expired on August 8, 1995 and no additional warrants were required to be issued.

                               ORGANOGENESIS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Liquidity and Capital Resources:

                  From inception, the Company has financed its operations through private and public placements of equity securities, receipt of contract revenues, sale of products and interest income from investments. At June 30, 1995 and December 31, 1994 respectively, the Company had cash, cash equivalents and investments in the aggregate of $3,006,000 and $8,871,000. The Company will continue to utilize working capital in 1995 related to ongoing research and development activities, conducting preclinical and clinical trials, enhancement of proprietary manufacturing technologies and expansion of business development, general and administrative resources. These activities will require substantial additional financial resources before the Company can expect to realize revenue from product sales.

                  In July 1995, the Company completed a public offering (the "Offering") of 230,000 Units, each consisting of five shares of Common Stock and one Unit Warrant. The Offering generated approximately $15,000,000, net of expenses. The Company expects to use the net proceeds of this Offering for preclinical and clinical programs, product research and development, working capital and general corporate purposes. Based upon its current plans, the Company believes that the net proceeds of this Offering, together with existing capital, will be sufficient to fund its operations at least through the third quarter of 1996. However, the Company's requirements may vary depending on numerous factors.

                  In February 1995, the Company announced it signed a letter of intent to collaboratively develop and commercialize collagen coated endovascular stents with SCIMED Life Systems, Inc. ("SCIMED"). Under the proposed agreement, SCIMED would pay the Company upfront and milestone payments totaling approximately $11,000,000. The milestone payments would be made upon meeting certain conditions in the proposed agreement. In addition, SCIMED would fund the related research and development activities. As a result of the merger between SCIMED and Boston Scientific Corporation ("BSC"), BSC management is analyzing the collaborative program with the Company, and there can be no assurance that the Company and BSC will enter into definitive agreements.

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

                  Results of Operations:

                  Contract revenue was $0 and $16,900 for the three and six month periods ended June 30, 1995, respectively, as compared to $57,000 and $123,000 for the comparable periods in 1994. The contract revenue was realized under an agreement with Biomet, Inc. ("Biomet") for the development of orthopedic implants using the Company's proprietary dense fibrillar collagen. The Company has completed the development agreement with Biomet and intends to negotiate and enter into a supply arrangement to provide dense fibrillar collagen. Interest income was $98,000 and $237,000 for the three and six month periods ended June 30, 1995, respectively, as compared to $179,000 and $355,000 for the comparable periods in 1994. The decrease in interest income is attributable to less cash being available for investment.

                  Research and development expenses were $2,423,000 and $4,727,000 for the three and six month periods ended June 30, 1995, respectively, compared to $2,192,000 and $4,115,000 during the comparable 1994 periods. The increase was primarily due to the Company's preparation for the regulatory filing and commercialization of GRAFTSKIN and related increases in resources in clinical research, cryobiology, quality assurance, and process scale-up. General and administrative expenses were $868,000 and $1,666,000 for the three and six month periods ended June 30, 1995, respectively, as compared to $757,000 and $1,442,000 for the comparable 1994 periods. The increase was primarily due to higher professional fees and services.

                  As a result of the net effect described above, the Company incurred a net loss of $3,193,000, or $.34 per share and $6,139,000, or $.65 per share, for the three and six month periods ended June 30, 1995, respectively, as compared with a net loss of $2,713,000, or $.30 per share, and $5,079,000, or
                  $.56 per share, for the comparable 1994 periods.

                               ORGANOGENESIS INC.

                           PART II - OTHER INFORMATION


Item 4.          Submission of Matters to a Vote of Security Holders

                 The Company held its Annual Meeting to Stockholders on May 18, 1995. At the meeting, Messrs. Richard S. Cresse, William J. Hopke, Anton E. Schrafl, Herbert M. Stein, David T. Rovee, and Bjorn R. Olsen were re-elected as Directors. The vote with respect to each nominee is set forth below:

                                   Total Vote for       Total Vote Withheld
                                   Each Director         from each Director
                                   --------------       -------------------
                 Mr. Cresse          8,482,796                471,529
                 Mr. Hopke           8,482,796                473,129
                 Dr. Schrafl         8,482,796                470,240
                 Mr. Stein           8,482,796                469,701
                 Dr. Rovee           8,482,796                470,701
                 Dr. Olsen           8,482,796                469,501

                 The stockholders also authorized the issuance of up to 1,200,000 shares of common stock by approving the Company's 1995 Stock Option Plan by a vote of 4,696,131 shares for 981,473 shares against and 89,039 shares abstaining and 3,608,285 shares non-voting.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits -- None.

                  (b) No current reports on Form 8-K were filed during the quarter ended June 30, 1995.

                               ORGANOGENESIS INC.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Organogenesis Inc.
                                      -----------------------------------------
                                                     (Registrant)


Date:       August 11, 1995           /S/  Herbert M. Stein
         -------------------------    -----------------------------------------
                                      Herbert M. Stein, Chairman
                                      and Chief Executive Officer
                                      (Principal Executive Officer)



Date:       August 11, 1995           /S/  Albert K. Federico
         -------------------------    -----------------------------------------
                                      Albert K. Federico, Chief Accounting
                                      Officer, Treasurer and Assistant Secretary
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)