Form 10-Q
period 1995-09-30
ORGANOGENESIS INC
filed 1995-11-13
CIK 779733

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                       OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________________ to ________________________

Commission file number 0-15246
                       -------

                               ORGANOGENESIS INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             04-2871690
-------------------------------                                -----------
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

                          ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )        No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at November 3, 1995 was 13,638,962 shares.

                                                   ORGANOGENESIS INC.


                                                        INDEX
                                                        -----
                                                                                                           Page
PART I - FINANCIAL INFORMATION                                                                            Number
------------------------------                                                                            ------
Item 1 - Financial Statements

         Consolidated Balance Sheets
                 at September 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . .  1

         Consolidated Statements of Operations
                 for the three-month and nine-month periods ended September 30, 1995 and 1994 . . . . . . .  2

         Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . .  3

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .  6


PART II - OTHER INFORMATION
---------------------------

Item 5 - Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                               ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           September 30,          December 31,
                                                               1995                   1994
                                                           -------------          ------------
ASSETS                                                                 (unaudited)
Current assets:
    Cash and cash equivalents                               $    897,171          $  3,187,286
    Investments                                               14,428,403             5,684,127
    Other current assets                                         735,661               541,252
                                                            ------------          ------------
                                                              16,061,235             9,412,665

Property and equipment, net                                    5,110,153             5,634,627
Other assets                                                      81,475                79,475
                                                            ------------          ------------
                                                             $21,252,863           $15,126,767
                                                            ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $     570,563          $    445,125
    Accrued expenses                                             428,351               547,189
    Deferred revenue                                                -                   13,051
                                                            ------------          ------------
                                                                 998,914             1,005,365

Deferred rent payable                                            124,960               157,091
Other liabilities                                                   -                   15,000

Stockholders' equity:
    Preferred Stock, par value $1.00; authorized
         1,000,000 shares; issued and outstanding
         250,000 Series A Convertible Preferred
         shares (liquidation preference -
         $2,000,000)                                             250,000               250,000
    Common Stock, par value $.01; authorized
         20,000,000 shares; issued and outstanding
         13,271,576 and 9,366,198 shares as of
         September 30, 1995 and December 31, 1994,
         respectively                                            132,716                93,662
    Additional paid-in capital                                76,105,250            60,548,924
    Accumulated deficit                                      (56,358,977)          (46,943,275)
                                                            ------------          ------------
                                                              20,128,989            13,949,311
                                                            ------------          ------------
                                                             $21,252,863           $15,126,767
                                                            ============          ============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                For the                           For the
                                             Three Months                        Nine Months
                                          Ended September 30,                Ended September 30,
                                         ---------------------              ---------------------
                                         1995             1994              1995                1994
                                         ----             ----              ----                ----
Revenues:
    Contract revenue                  $         -      $    60,961        $    18,037      $   184,126
    Interest income                       156,431          156,016            392,321          511,008
                                      -----------      -----------        -----------      -----------
                                          156,431          216,977            410,358          695,134
Costs and Expenses:
    Research and development            2,502,012        2,198,060          7,228,819        6,312,712
    General and administrative            931,539          794,120          2,597,241        2,236,230
                                      -----------      -----------        -----------      -----------

Net loss                              $(3,277,120)     $(2,775,203)       $(9,415,702)     $(7,853,808)
                                      ===========      ===========        ===========      ===========

Net loss per common share                   $(.25)           $(.24)             $(.72)           $(.69)
                                      ===========      ===========        ===========      ===========

Weighted average number of
    common shares outstanding          13,027,974       11,477,200         13,022,814       11,436,326
                                      ===========      ===========        ===========      ===========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          For the
                                                                        Nine Months
                                                                     Ended September 30,
                                                          -------------------------------------
                                                               1995                     1994
                                                          --------------          -------------
Cash used in operating activities:
    Net loss                                               $  (9,415,702)         $  (7,853,808)
    Adjustment to reconcile net loss to
         cash used in operating activities:
         Depreciation and amortization                           751,005                711,087
    Changes in assets and liabilities:
         Other current assets                                   (194,409)               199,722
         Other assets                                             (2,000)                  -
         Accounts payable                                        125,438                (29,389)
         Accrued expenses                                       (118,838)                18,668
         Deferred revenue                                        (13,051)               113,213
         Deferred rent payable                                   (32,131)                (2,793)
         Other liabilities                                       (15,000)                  -
                                                          --------------          -------------
Cash used in operating activities                             (8,914,688)            (6,843,300)

Cash flows from investing activities:
    Capital expenditures                                        (226,531)              (296,259)
    Purchases of investments                                 (12,500,000)               (98,000)
    Sales/maturities of investments                            3,755,724              6,052,087
                                                          --------------          -------------

Cash provided by (used in) investing activities               (8,970,807)             5,657,828

Cash flows from financing activities:
    Sale of common stock                                      15,595,380              1,283,821


Increase (decrease) in cash and cash equivalents              (2,290,115)                98,349
Cash and cash equivalents, beginning of period                 3,187,286              3,496,477
                                                          --------------          -------------

Cash and cash equivalents, end of period                  $      897,171          $   3,594,826
                                                          ==============          =============


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

2.      Stockholders' Equity:
        ---------------------

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

         On August 24, 1995, the Board of Directors declared a 25% stock dividend for stockholders of record on September 1, 1995. The stock dividend was payable on September 8, 1995 and resulted in the issuance of 2,653,847 additional shares of Common Stock. All related data in the consolidated financial statements reflect the stock dividend for all periods presented.

                               ORGANOGENESIS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.      Stockholder Rights Plan:
        ------------------------

         On August 24, 1995, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one Right for each outstanding share of Common Stock to stockholders of record on September 1, 1995. Each right only becomes exercisable and transferable apart from the Common Stock, at the earlier of, (i) 10 days after a person or group acquires beneficial ownership of 15% or more of the company's outstanding Common Stock (the "Stock Acquisition Date"), or (ii) 10 business days following an announcement of a tender or exchange offer for 30% or more of the company's outstanding common stock.

         Initially, each right, upon becoming exercisable, would entitle the holder to purchase one-thousandth of a share of Series B Junior Participating Preferred Stock at an exercise price of $85, subject to adjustment. If a person or group acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock, then each holder of a Right (other than Rights held by the acquiring person or group) would have the right to receive that number of shares of Common Stock which equals the exercise price of the Right divided by one-half of the current market price of the Common Stock.

         The Rights may be redeemed by the company for $0.01 per Right at any time until the tenth day following the stock acquisition date. The rights will expire on September 1, 2005.

                               ORGANOGENESIS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Liquidity and Capital Resources:
                 --------------------------------

                 From inception, the Company has financed its operations through private and public placements of equity securities, receipt of contract revenues, sale of products and interest income from investments. At September 30, 1995 and December 31, 1994 respectively, the Company had cash, cash equivalents and investments in the aggregate of $15,326,000 and $8,871,000. The Company will continue to utilize working capital in 1995 related to ongoing research and development activities, conducting preclinical and clinical trials, enhancement of proprietary manufacturing technologies and expansion of business development, general and administrative resources. These activities will require substantial additional financial resources before the Company can expect to realize revenue from product sales.

                 In July 1995, the Company completed a public offering (the "Offering") of 230,000 Units, each consisting of five shares of Common Stock and one Unit Warrant. The Offering generated approximately $15,000,000, net of expenses. The Company expects to use the net proceeds of this Offering for preclinical and clinical programs, product research and development, working capital and general corporate purposes. Based upon its current plans, the Company believes that the net proceeds of the Offering, together with existing capital, will be sufficient to fund its operations at least through the third quarter of 1996. However, the Company's requirements may vary depending on numerous factors.

                 In February 1995, the Company announced it signed a letter of intent to collaboratively develop and commercialize collagen coated endovascular stents with SCIMED Life Systems, Inc. ("SCIMED"). Under the proposed agreement, as outlined in the letter of intent, SCIMED would pay the Company up front and milestone payments totaling approximately $11,000,000. The milestone payments would be made upon meeting certain conditions in the proposed agreement. In addition, SCIMED would fund the related research and development activities.
                 As a result of the merger between SCIMED and Boston Scientific Corporation ("BSC"), BSC management is analyzing the collaborative program with the Company, and there can be no assurance that the Company and BSC will enter into definitive agreements.

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

                 Results of Operations:
                 ----------------------

                 Contract revenue was $ -0- and $18,000 for the three and nine month periods ended September 30, 1995, respectively, as compared to $61,000 and $184,000 for the comparable periods in 1994. The contract revenue was realized under an agreement with Biomet, Inc. ("Biomet") for the development of orthopedic implants using the Company's proprietary dense fibrillar collagen. The Company has completed the development agreement with Biomet and has entered into a supply arrangement to provide collagen. Interest income was $156,000 and $392,000 for the three and nine month periods ended September 30, 1995, respectively, as compared to $156,000 and $511,000 for the comparable periods in 1994. The decrease in interest income for the nine month period is attributable to less cash being available for investment.

                 Research and development expenses were $2,502,000 and $7,229,000 for the three and nine month periods ended September 30, 1995, respectively, compared to $2,198,000 and $6,313,000 during the comparable 1994 periods. The increase was primarily due to the Company's preparation for the regulatory filing and commercialization of GRAFTSKIN and related increases in resources in clinical research, cryobiology, quality assurance, and process scale-up. The increase was also due in part to the Company establishing research collaborations with leading academic institutions, including Harvard Medical School, to further enhance its product portfolio. General and administrative expenses were $932,000 and $2,597,000 for the three and nine month periods ended September 30, 1995, respectively, as compared to $794,000 and $2,236,000 for the comparable 1994 periods. The increase was primarily due to higher professional fees and services.

                 As a result of the net effect described above, the Company incurred a net loss of $3,277,000, or $.25 per share and $9,416,000, or $.72 per share, for the three and nine month periods ended September 30, 1995, respectively, as compared with a net loss of $2,775,000, or $.24 per share, and $7,854,000, or $.69 per share, for the comparable 1994 periods.

                               ORGANOGENESIS INC.

                          PART II - OTHER INFORMATION


ITEM 5.          OTHER INFORMATION

                 During the third quarter of 1995, the Company completed preparation of the regulatory application for marketing GRAFTSKIN in the U.S.; the submission of this 60-volume document to the Food and Drug Administration was announced October 2, 1995. The FDA has granted expedited review status to this PMA, which means it will receive priority review over other pending PMAs and 510(k)s at the FDA.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits -- None.

                 (b) Reports on Form 8-K

                   (i) A current report on Form 8-K dated July 17, 1995 was filed by the Registrant reporting that the company had completed a public offering of 1,150,000 shares of Common Stock, raising over $15 million, net of expenses.

                   (ii) A current report on Form 8-K dated August 29, 1995 was filed by the Registrant reporting the adoption of a Stockholder Rights Plan and the declaration of a 25% Common Stock dividend.

                               ORGANOGENESIS INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       ORGANOGENESIS INC.
                                                       -------------------
                                                          (Registrant)



Date: November 13, 1995               /S/ Herbert M. Stein
      -----------------               ------------------------------------------
                                      Herbert M. Stein, Chairman
                                      and Chief Executive Officer
                                      (Principal Executive Officer)



Date: November 13, 1995               /S/ Albert K. Federico
      -----------------               ------------------------------------------
                                      Albert K. Federico, Chief Accounting
                                      Officer, Treasurer and Assistant Secretary
                                      (Principal Accounting Officer)