Form 10-K
period 1995-12-31
ORGANOGENESIS INC
filed 1996-03-29
CIK 779733

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
                               ----------------
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1995
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from                to
                      Commission file number 0-15246 ___
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH
                                                      EXCHANGE
          TITLE OF EACH CLASS                    ON WHICH REGISTERED
          -------------------                   ---------------------
        Common Stock, $.01 value               American Stock Exchange

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:    NONE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes ( X )  No (   )

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

          As of March 1, 1996, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $214,652,097, based on the last reported sale price of the Company's Common Stock on the American Stock Exchange as the close of business on March 1, 1996. There were 13,961,112 shares of Common Stock outstanding as of March 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                          PART OF FORM 10-K
         DOCUMENT                                      INTO WHICH INCORPORATED
         --------                                      -----------------------
Portions of the Registrant's Proxy Statement for the            III
1996 Annual Meeting of Stockholders

                                    PART I

ITEM 1.        BUSINESS

          Organogenesis Inc. (the "Company" or "Organogenesis") designs, develops and manufactures innovative medical therapeutics using living human cells and natural connective tissue components. The Company's cell therapies, matrix scaffold, and other tissue engineered products are designed to promote the establishment and growth of the human body's natural healing process by promoting the growth of new tissues that maintain, restore or improve biological function. The Company was organized as a Delaware corporation in 1985. Its principal executive offices are located at 150 Dan Road, Canton, Massachusetts 02021, and its telephone number is (617) 575-0775.

CORE TECHNOLOGIES

          Organogenesis was the first company founded to develop and commercialize therapies based on innovations in tissue engineering. Tissue engineering is a relatively new discipline focused on developing specialized biomaterials and cellular constructs to assist, repair, regenerate, or replace diseased or damaged organs. An understanding of the biology of cells and the structure and function of the extracellular matrix, and the critical interactions between the two, is needed to fully exploit the potential of tissue engineering. Because of this, Organogenesis continually strives to broaden, develop, and utilize its expertise in cell and connective tissue sciences.

          CELL SCIENCE. The ability to work with and manipulate cells is central to fully realizing the potential of tissue engineering. Cells are the building blocks of life. They make up the organs of the body, serving physical, metabolic, and other specialized functions. Organogenesis' emphasis on the significance of cell science to tissue engineering has led not only to Graftskin/TM/, but also has provided valuable experience for the future in such areas as:

         -  Cell sourcing                          -  Transplantation
                                                        immunology
         -  Specialized culture systems and media  -  Cell delivery and therapy design
         -  Human cell bank production             -  Cryopreservation of
             complex tissues
         -  Cell safety screening and functional
             testing

          Organogenesis has established significant expertise in the areas of cell biology, cryopreservation technology, and immunology.

          Cell Biology.  Organogenesis has significant expertise in the science
          -------------
of three-dimensional organotypic cell culture -- the ability to produce living cultures of cells with the properties and functions typical of the organ from which they were derived. For example, Graftskin/TM/ is a three-dimensional, organotypic skin product. This and other models (cornea) have provided important scientific findings on cell-to-cell interaction, cell and matrix interaction, and extracellular matrix production.

          By employing its cell growth and organotypic culture technologies, Organogenesis has gained important knowledge of cell regulatory mechanisms and factors controlling cell growth and tissue formation which will be broadly applicable to many cell types. This expertise in cell biology should enable Organogenesis to expand further into other cell therapy product opportunities.

          Cryopreservation Technology.  Organogenesis also has a leadership
          -----------------------------
position in the field of cryopreservation - the ability to freeze complex living cell systems and then restore them to original temperature without significant loss of cell viability or functionality. Organogenesis' cryopreservation technology will facilitate worldwide distribution of Graftskin/TM/. It will also enable Organogenesis to fully exploit opportunities in the cell therapy arena. The Company is aggressively protecting all aspects of its proprietary cryopreservation technology through a comprehensive patenting program, and currently has four separate cryopreservation patents allowed or pending in the U.S. alone.

          Immunology.  Immunology plays a critical role in tissue engineering
          ------------
both in determining the body's reaction to a biomaterial and assisting in the transfer of human cells between individuals (allogeneic cells). Organogenesis has a strong in-house immunology department which supports both safety evaluation of its products and new product development.

          The ability to transplant cells from one individual to another is particularly critical to the development and commercialization of "off-the-shelf" tissues. For example, the cells used in Graftskin/TM/ are derived from infant foreskin tissue that would normally be discarded. Using proprietary cell culture technology, one postage stamp-sized piece of foreskin can yield approximately four acres of Graftskin/TM/ tissue.

          Immunological screening of Graftskin/TM/ recipients also shows no evidence of immune response to the cell types used, indicating that allogeneic keratinocyte and fibroblast cells can be used safely and effectively. These findings represent an important step for the clinical validation of the Graftskin/TM/ technology. Such studies also provide critical evidence to support the general concept of the immune compatibility of allogeneic cells and will positively impact the future of cell therapy, transplantation, and other areas of tissue engineering.

          To ensure it remains a leader in immunobiology, Organogenesis has established relationships with opinion leaders in the field. One of these is its collaboration with Children's Hospital in Boston to further advance understanding of graft acceptance. This expertise positions Organogenesis well to expand its leadership position in tissue equivalents, cell therapies, and other areas of tissue engineering.

          CONNECTIVE TISSUE SCIENCES. Recognizing the importance of the extracellular matrix to cell growth and differentiation, the Connective Tissue Sciences group was also established to develop cell- compatible collagen for the living tissue equivalent program.

          Through this group, Organogenesis has developed proprietary technology relating to the extracellular matrix, including technology enabling it to produce an array of cell-compatible collagen products. Organogenesis' collagen has been shown to support cell growth and interaction in two different types of settings:

          o When cells are added to Organogenesis' collagen during product manufacturing, the collagen supports cell growth, differentiation and interaction. This allows Organogenesis to develop products such as living tissue equivalents and other types of cell therapies. Graftskin/TM/ is an example of this use of Organogenesis' collagen.

          o When used as an implant by itself, Organogenesis' collagen helps foster and direct the ingrowth of the patient's cells and blood vessels. Over time, the recipient's body gradually replaces the implant's collagen with its own tissue to form a fully functional analog of the missing tissue using the implant as a guide.

          Additionally, Organogenesis can produce cell-compatible collagen in a range of forms suitable for a variety of tissue engineering applications. For applications requiring strong, cell-compatible constructs, Organogenesis has developed dense fibrillar collagen (DFC), which can be made in a variety of forms, including sheets, tubes and threads. Possible uses of the DFC constructs range from cell therapy applications, to use as a matrix scaffold for host cell ingrowth and replacement, to being a component of a medical device or implant.

          Augmenting this flexibility, in October 1995, the Company was issued a patent (U.S. patent No.5,460,962) on its proprietary method for cold chemical sterilization. This process enables Organogenesis to sterilize collagen while maintaining its cell compatibility. Also in 1995, Organogenesis was issued patents in both Japan and pan-Europe relating to its manipulation of collagen into different forms.

          Organogenesis is capitalizing on its connective tissue expertise through a number of internal and external programs.

PRODUCTS

          The Company is using its cell science and connective tissue science technologies and expertise in a number of areas including wound care, urology, cardiovascular medicine, and general surgery. It is also exploring additional opportunities in the areas of plastic surgery, orthopedics, ophthalmalogy, and oral cavity medicine. The Company seeks to design, develop and manufacture products, derived from proprietary technology and manufacturing processes, to be used as treatments in these areas.

          CELL THERAPIES

          GRAFTSKIN/TM/
          ---------

          The Company's most advanced product, Graftskin/TM/, is a Living Skin Equivalent (LSE/TM/) for the treatment of skin wounds. These include wounds traditionally treated with skin, such as burn wounds and wounds due to dermatological surgery, as well as the broader market of wounds which would benefit from a biologically active cell therapy, such as chronic wounds (e.g. venous stasis ulcers, diabetic ulcers and decubitus ulcers).

          As is discussed under Item 7, Management's Discussion and Analysis, on January 17, 1996, Organogenesis and Sandoz Ltd. jointly announced that Sandoz has been granted exclusive worldwide marketing rights for Graftskin/TM/, while Organogenesis has exclusive global manufacturing rights. This agreement is structured to leverage the potential of Graftskin/TM/ and the strength of Sandoz to provide Organogenesis with two on-going revenue streams. Organogenesis will receive royalties on all Graftskin/TM/ sales, benefiting from Sandoz's strong sales and marketing capabilities and its support for new uses for Graftskin/TM/. Additionally, Organogenesis will supply Sandoz's global requirements for Graftskin/TM/ and receive payment for each unit, again capitalizing on Sandoz's strength in marketing the product. In addition, Organogenesis will receive from Sandoz equity payments, research support payments and milestone payments potentially totaling $37.5 million.

          Product Description.
          --------------------

          Graftskin/TM/ was developed to be a Living Skin Equivalent. Like human skin, Graftskin/TM/ has both an upper epidermal layer and a lower dermal layer. The dermal layer of Graftskin/TM/ is comprised of living human fibroblasts - the most common cell type of the human dermis - interacting in a collagen matrix as they would in human skin. The epidermal layer is comprised of living human keratinocytes - the most common cell type of the human epidermis
- that have organized themselves as
they would in human skin. One structure formed by the keratinocytes is the outer stratum corneum layer, the primary protective layer of skin. To achieve this high level of organization, Graftskin/TM/ is made using patented three dimensional cell culture technology (organotypic culture) which produces tissue with properties reflective of the native organ. Graftskin/TM/ looks, feels and handles like human skin.

          Like human skin, Graftskin/TM/ is multi-functional. Its different components - the stratum corneum, the keratinocytes, the fibroblasts, and the collagen matrix - can affect the wound healing process in different, but related, ways. Most importantly, these components can interact synergistically as they would in human skin. Graftskin/TM/ interacts with the wound bed in a way that provides flexibility of response and maximizes the chance for successful healing.

          Regulatory and Clinical Status
          ------------------------------

          Regulatory Status.
          In 1995, the Company submitted to the United States Food and Drug Administration ("FDA"), and the FDA accepted for filing, the Graftskin/TM/ Premarket Approval Application ("PMA") for use in the treatment of venous ulcers. The official filing date for this PMA was October 4, 1995. The basis for this submission was the Graftskin/TM/ venous ulcer pivotal trial discussed below.

          The FDA has granted expedited review status to this PMA, which means it receives priority in review over other pending device regulatory applications. PMA applications under expedited review status are still subject to all other controls and requirements applicable to PMAs in the standard review process.

          There can be no assurance that the Company will obtain the approvals needed to market Graftskin/TM/ or that Graftskin/TM/ will be successfully commercialized.

          Chronic wounds
          Today, an estimated 4 million people in the U.S. alone suffer from chronic wounds, including venous ulcers, diabetic ulcers and decubitus ulcers. An estimated 900,000-1.5 million of these patients suffer from venous ulcers. These are generally considered to be the most difficult to heal of the chronic wounds, as they are associated with the greatest compromise of the patient's own wound healing ability. In the Graftskin/TM/ venous ulcer pivotal trial, approximately half of the patients enrolled had their ulcer for a year or longer, which is reflective of the venous ulcer patient population in the community. The Graftskin/TM/ venous ulcer pivotal trial, conducted under an Investigational Device Exemption ("IDE") Supplement from the FDA, was a prospective, randomized, controlled multi-center study performed at fifteen centers. It is the largest study of this type ever to be presented on the treatment of venous ulcers. The IDE Supplement allowed the participation of up to 300 patients in this clinical trial. Patient enrollment in this study was completed in 1994 with 293 patients, and the efficacy evaluation phase and data analysis were completed in 1995. The primary endpoints of this study were: (1) frequency of 100% wound closure and (2) time to 100% wound closure.

          This study showed that Graftskin/TM/ achieved 100% wound closure in more patients, and achieved it faster, than standard compression therapy, the current standard of care. Both of these primary endpoints were highly statistically significant. Graftskin/TM/ was found to be highly effective even in difficult-to-heal ulcers, such as ulcers of extended duration and deep dermal ulcers. Graftskin/TM/ was also found to have an excellent safety profile, with no sign of tissue rejection.

          Traditional wound healing products must rely on the patient's own wound healing ability to try to close the wound. In this study, Graftskin/TM/ was found to provide biologic wound closure, and was thus able to contribute directly to the wound healing process. This is believed to be why Graftskin/TM/ can heal wounds that have remained open for long periods of time.

          The Company is currently initiating a pivotal clinical trial to study Graftskin/TM/ in the treatment of diabetic ulcers. Organogenesis also expects to initiate a pivotal clinical trial to study Graftskin/TM/ on the treatment of decubitus ulcers within the next twelve months.

          Burn Wounds.
          Another clinical indication for Graftskin/TM/ is for the use in the treatment of burn wounds. Each year, about 100,000 people in the U.S. alone are hospitalized for the treatment of burns.

          The Company has completed the patient enrollment and efficacy evaluation phase of this trial, and is currently doing safety follow-up and data analysis. Over 75 patients were enrolled at six clinical centers. Available data from this study suggests that meshed Graftskin/TM/ placed over meshed autograft may function as a skin replacement. Graftskin/TM/ may be able to reduce the number of autograft procedures required - thus reducing hospitalization costs - and improve cosmetic and functional properties of the damaged areas.

          Dermatological Surgery.
          Graftskin/TM/ is also being developed for use in the treatment of wounds created by dermatological surgery, such as for removal of skin cancers, birthmarks and tattoos. These wounds are sometimes treated using the patient's skin as a graft, necessitating a second wound site and thus increasing procedure cost and morbidity. Approximately one million dermatological procedures are performed annually on a global basis.

          The Company has completed enrollment for a pivotal trial in this indication, involving more than 100 patients at eight centers throughout the United States. The efficacy and safety evaluation phase of this study has been completed and the data are being analyzed. While the data from this study is currently being analyzed, interim results suggest that Graftskin/TM/ treatment provides immediate closure, resurfacing of the wound with epithelium, rapid healing and good cosmetic results.

          NEW CELL SYSTEMS
          ----------------

          To further leverage its cell therapy technologies, in early 1996 Organogenesis established a New Cell Systems group. This group will define, and then spearhead, the development of Organogenesis' next cell therapy products.
To head this group, Organogenesis is building a team which includes individuals with expertise in the fields of living cell encapsulation and organ assist devices - - skills which are highly complementary to Organogenesis' established technological strengths (e.g. in cell culture, immunology, cryopreservation).

          CONNECTIVE TISSUE PRODUCTS

          Organogenesis is capitalizing on its connective tissue expertise through a number of internal and external programs, including Matrix Scaffold products, ECM Pharma/TM/, and Biomaterials.

          Matrix Scaffold Products
          ------------------------

          The cell compatibility and strength of Organogenesis' collagen products make them well-suited for applications requiring an implant which can serve not only the immediate physical function, but also can foster and direct the ingrowth of host cells and blood vessels -- the process that enables the host to form a fully functional replacement for the original tissue using the implant as a scaffold. Currently, many surgical procedures require obtaining patient tissue from elsewhere in the body (autologous material) for use as the repair material (e.g., a graft or a patch). Harvesting autologous material creates the need for an additional invasive procedure, thereby increasing procedure cost, duration, and morbidity. Synthetic implants, primarily plastics, have been developed by other companies to provide an "off-the-shelf" alternative; however, synthetics are incapable of achieving host integration and perform poorly in many applications.

          Organogenesis' cell-compatible collagen can be developed into "off-the-shelf" implants which are intended to remodel into host tissue at least as well as autologous material. Organogenesis has several "matrix scaffold" implant products in development for the urological, cardiovascular medicine, and general surgery market, and is also exploring additional opportunities in the plastic surgery, ophthalmic and oral cavity (e.g. periodontal) markets.

          Urology Products

          Urinary Incontinence Products
          About 25 million women worldwide suffer from urinary incontinence, a number which is increasing as the population ages. Nearly fifteen percent of these women have intrinsic sphincter deficiency. Current treatment for this condition includes injecting material to support the sphincter. One drawback to the products available today is that they tend to disperse, limiting their support of the sphincter.

          To address this need, Organogenesis is utilizing its expertise in tissue engineering to design an injectable product intended to offer improved performance. The Company's product is being designed to provide retention of position, so that it can provide the necessary support to the sphincter. It is also being designed to allow population by the patient's own cells, and the gradual replacement of the Organogenesis collagen by collagen produced by the patient's own cells. Thus, the Company is designing its product to provide permanence of benefit without permanence of product. Among the 25 million women with urinary incontinence, for some the only option is surgery. Currently about 100,000 surgical procedures are performed annually in the U.S. for this condition. A major limitation of the current procedure is that it requires harvesting autologous material -- patient fascia -- for use as a sling for the
bladder.   For these patients, the Company is also developing a bladder sling.
This would serve as an "off-the-shelf" alternative to use of autologous material, thus reducing procedure cost and morbidity, and broadening its appeal to both physicians and patients.

          Other
          To further strengthen its program in urology, Organogenesis has a research relationship with faculty of Dartmouth Hitchcock Medical Center on treatment options for common urological conditions. Therapies being explored include not only matrix scaffold products, but also opportunities exploiting Organogenesis' cell culture capabilities.

          Cardiovascular Products

          The Company is developing products for use in interventional cardiovascular procedures, such as the procedures performed to reopen or bypass small diameter arteries that have been narrowed by atherosclerosis. An estimated 5 million people in the U.S. alone have ischemic heart disease, resulting in nearly 800,000 direct revascularization procedures per year. The two most common of these are coronary artery bypass grafting (CABG) and percutaneous transluminal coronary angioplasty (PTCA). Organogenesis is developing Graftartery for use in CABG and other small diameter grafting procedures, and stent coating technology for use in PTCA procedures.

          Graftartery
          Nearly 300,000 CABG procedures and 175,000 surgical revascularizations for peripheral vascular disease are performed annually in the U.S. alone. An average of 3.5 grafts are required per CABG procedure.

          Despite the size of this market and the number of major companies which have tried to develop small diameter arterial grafts, the principal graft material used for CABG remains patient (autologous) saphenous vein (ASV). Use of ASV creates a second wound site, with associated pain and complications. It also greatly increases the duration, and thus the cost, of the CABG procedure. However, ASV offers a feature not obtainable with synthetics - the ability to foster the ingrowth of patient cells and sustain a smooth, open juncture between the graft and the neighboring blood vessel.

          To address this need, Organogenesis is developing Graftartery. Graftartery is being engineered to provide the flexibility, host-integration and handling characteristics of ASV with the advantage of being off-the-shelf. Graftartery has shown encouraging findings in preclinical studies, and its development is continuing.

          Stent Coating
          In 1995, an estimated 460,000 PTCA procedures were performed to re-open narrowed coronary arteries in the U.S. alone. In this procedure, arteries narrowed by atherosclerosis are re-opened by inflating a small balloon at the point of narrowing. While some patients are better treated with CABG than PTCA, for many patients PTCA offers appropriate therapy and has the advantage over CABG of being minimally invasive. A prime disadvantage of PTCA is that, historically, approximately 20-40% of arteries opened via PTCA re-narrow within a year due to a process called restenosis. To reduce the incidence of restenosis, small structures (stents) are now available for insertion at the point of the balloon inflation to help keep the artery open. It has been projected that stents will be used in half of PTCA procedures within the next few years. Stents reduce the incidence of restenosis by about 25-30%; thus, it still remains a common problem post-PTCA.

          To address this need, Organogenesis is also developing a collagen-coating for endovascular stents. This coating could be applied by a stent manufacturer to improve stent performance. The ability of the Company's collagen to foster the ingrowth of host cells is felt to provide an important benefit by helping to shield the stent from the artery wall, while also providing a smooth flow surface for the blood stream.

          General Surgical Products

          The Company believes that the properties of Organogenesis' collagen fits well with the surgical need for patches, fillers, supports, connectors and replacements. The Company is currently developing a surgical repair patch for use in soft tissue procedures. These include use in the reinforcement of weakened soft tissue, and in the repair of body wall defects such as those associated with hernias, trauma and surgery. There are over 600,000 hernia repair procedures performed each year in the U.S.

alone, and over 400,000 procedures associated with opening the pericardial sack surrounding the heart. Preliminary evaluation of the surgical repair patch has shown that it integrated into the body and that "patched" surgically-created defects healed in a manner which resulted in a mechanically stable body wall.

          Other

          Organogenesis' product development focus also includes plastic surgery and orthopedic applications. Therapeutic approaches in these applications suggest benefit from Organogenesis technologies in cell science and in connective tissue science, and may be cell-based, matrix scaffold-based, or both technologies in combination. Through its collaborations with Schepens Eye Research Institute and with Brigham and Women's Hospital, Organogenesis is also exploring additional opportunities in the areas of ophthalmology and oral medicine (e.g. periodontal and esophageal procedures), respectively.

          ECM Pharma/TM/
          ----------
          In 1994, the Company established ECM Pharma/TM/ to conduct research on the discovery and development of human therapeutics based on, or targeted to, the extracellular matrix. This matrix, which includes collagen, is the biologically active complex surrounding the cells.

In 1995, ECM Pharma/TM/ licensed from Harvard University a compound which has the potential to regulate the breakdown of extracellular matrix and thus to modify tissue remodeling. ECM Pharma/TM/ has also entered into a research collaboration with Harvard Medical School related to the discovery of extracellular matrix-related therapeutics. One such program relates to keloids, a condition characterized by abnormal scarring in response to injury. This condition can cause considerable cosmetic and symptomatic problems in young adults, particularly in non-white populations.

          Biomaterials
          ------------
          Based on interest expressed in its collagen, in 1994 Organogenesis established a Biomaterials division, and is now selling its cell-compatible collagen to industrial and academic researchers through a laboratory supply business. Future revenues from this business line are not expected to be significant.

COMPETITION

          The Company is engaged in the rapidly evolving and competitive field of tissue engineering. Many major pharmaceutical, biotechnology and medical product companies in the United States and abroad are seeking to develop competitive products for the treatment of skin wounds and organ equivalent products. Competition from these companies and others is intense and is expected to increase. Many of these companies have substantially greater capital resources, research and development staffs and facilities and experience in the marketing and distribution of products than the Company. In addition, competitive companies are working on alternate approaches to many of the diseases targeted by the Company.

          The Company is currently aware of other companies which have or are planning to commercialize products intended to serve as skin replacements, in addition to several companies that concentrate on skin repair devices. The Company's principal competitors in the wound care products market include Johnson & Johnson, Kendall, Smith & Nephew, Advanced Tissue Sciences, Bristol-Myers Squibb and Genzyme Tissue Repair. The Company believes that its competitive position will be based on its ability to create and maintain scientifically advanced technology and proprietary products and processes, attract and retain qualified scientific personnel, obtain patent or other protection for its products and processes, obtain required government approvals on a timely basis, manufacture its products on a cost-effective basis and successfully market its products.

RETENTION OF KEY PERSONNEL

          Because of the specialized nature of the Company's business, the Company's success will depend, in large part, on its continued ability to attract and retain highly qualified scientific and business personnel and on its ability to develop and maintain relationships with leading research institutions. The competition for those relationships and for experienced scientists and management personnel that exists among the numerous biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions is intense.

PATENTS AND PROPRIETARY TECHNOLOGY

          Organogenesis has a proprietary portfolio of patent rights and applications, and exclusive licenses to patents and patent applications relating to tissue equivalents, cell therapies, and other aspects of tissue engineering. These patent applications include patents relating to tissue sourcing, methods of preparation, cell culture technologies, sterilization technologies, manufacturing methods, and cryopreservation of living tissue. The Company intends to continue to attempt to aggressively patent its technologies.

          In the U.S. alone, the Company has twelve issued patents plus two patents which have reached notice of allowance status. The Company also has six pan-European patents issued plus one which has achieved intent to grant status, while in Asia the Company has eight issued patents plus one patent which has achieved notice of allowance status.

          Some of the Company's technologies are licensed under an exclusive patent license agreement with the Massachusetts Institute of Technology ("MIT"). The agreement with MIT (as amended, the "MIT Agreement") covers certain U.S. patents and corresponding patents in European and Far East countries. Pursuant to the MIT Agreement, the Company has been granted an exclusive, worldwide license to make, use and sell the products covered by the patents and to practice the procedures covered by the patents. The MIT Agreement requires the Company to pay to MIT a royalty on the cumulative net sales of licensed products ranging from 3% to 4.5% of annual sales.

          The Company's other U.S. issued patents relate to: the Company's test system incorporating skin tissue equivalents and other organ equivalents; its proprietary collagen extraction process; the invention and methods of making DFC constructs; the production of an organ equivalent for the cornea and its method of production using tissue culturing systems; a method of making collagen thread; and a method of cold chemical sterilization which maintains the cell-compatibility of the Company's collagen. As part of the continuing interest in protecting its intellectual property rights, the Company has also filed, and is prosecuting, over ten other patent applications in the United States alone. The Company also aggressively attempts to achieve comparable patents in the major international markets for its products, particularly in Europe and Japan.

          There can be no assurance that any patents will be issued as a result of the Company's patent applications, or that issued patents will provide the Company with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by the Company will not be infringed, or that third parties will not independently develop either the same or similar technology.

          A portion of the Company's know-how and technology are trade secrets. To protect its rights, the Company requires key employees and consultants to maintain the confidentiality of the Company's proprietary information, and the Company intends to require any corporate sponsor with which the Company enters into collaborative research and development agreement to do so as well. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

GOVERNMENT REGULATION

          The Company's present and proposed activities are subject to government regulation in the United States and other countries. In order to clinically test, produce and market medical devices for human use, the Company must satisfy mandatory procedures and safety and efficacy requirements established by the FDA and comparable state and foreign regulatory agencies. Typically, such rules require that products be approved by the government agency as safe and effective for their intended use prior to being marketed. The approval process is expensive, time-consuming and subject to unanticipated delays, and no assurance can be given that any agency will grant its approval.

          Testing is necessary to determine safety and efficacy before a submission may be filed with the FDA to obtain authorization to market regulated products. In addition, the FDA imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, good manufacturing practices, record keeping and reporting requirements. The FDA also may require post-marketing testing and surveillance programs to monitor a product's effects.

          As the Company develops products to the point where FDA authorization becomes required, there can be no assurance that the appropriate authorization will be granted, that the process to obtain such authorization will not be excessively expensive or lengthy, or that the Company will have sufficient funds to pursue such approvals. Moreover, the failure to receive requisite authorization for the Company's products or processes, when and if developed, or significant delays in obtaining such authorization, would prevent the Company from commercializing its products as anticipated and may have a materially adverse effect on the business of the Company.

          The regulatory status of Graftskin/TM/ is as follows: In 1989, the FDA granted the Company an IDE for clinical testing of Graftskin/TM/ on burn patients. In 1992, the FDA granted the Company IDE Supplements for clinical testing of Graftskin/TM/ for the treatment of chronic skin ulcers and clean excision wounds. In late March 1995, the Company held its pre-PMA meeting with the FDA. The Graftskin/TM/ venous ulcer PMA was later submitted, and has been officially filed by the FDA with a filing date of October 4, 1995. The FDA has granted expedited review status to this PMA, which means it receives priority review over other pending device regulatory applications.

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

          The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of the Company's product candidates in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's product candidate, if any, that receive regulatory approval for commercial sale. The Company currently has limited product liability coverage for the clinical research use of its product candidates. The Company does not have product liability insurance for the commercial sale of its product candidates but intends to obtain such coverage if and when its products are commercialized. However, there can be no assurance that the Company will be able to obtain additional insurance coverage at acceptable costs, if at all, or that a product liability claim would not materially have an adverse affect on the business or financial condition of the Company.

MANUFACTURING AND SOURCES OF SUPPLY

          The Company manufactures Graftskin/TM/ for use in its clinical trials at its Canton, Massachusetts facility and intends to manufacture Graftskin/TM/ for commercial sale at the facility. See "Item 2 -- PROPERTIES."

          Among the fundamental raw materials needed to fabricate Graftskin/TM/ is a small number of keratinocyte and fibroblast cells. In order for products of the Company made with these initial cells to be used as a replacement for human skin, it is critical that the cells be disease-free. The Company has experienced no difficulty obtaining cells, and has established a mechanism for obtaining screened cells from donors certified by blood testing to be free of the HIV or "AIDS" virus and other pathogens.

          The major additional material required to produce the Company's products is collagen, a protein ordinarily obtained from cows or pigs by commercial suppliers. The Company determined that the collagen provided by the usual commercial sources is not suitable for the Company's purposes. Accordingly, the Company has developed a proprietary method of producing its own collagen. This process yields collagen which the Company believes is superior in quality and strength to collagen available from commercial sources and which provides the Company with a continuous, high-quality source of supply.

          The other raw materials required in the production of the Company's products are primarily chemical nutrients, which are readily available from a number of commercial sources.

COLLABORATIVE AGREEMENTS

          In July 1993, the Company announced its collaboration with Eli Lilly and Company ("Lilly") to develop, manufacture and market Graftartery, a product intended for use as a replacement for human arteries, had ended. The Company intends to complete the development effort of the Graftartery project either with its own funds or through a potential collaboration with another party.

          In July 1993, the Company entered into a research agreement with Biomet, Inc. ("Biomet") for the development of orthopedic implants using the Company's proprietary dense fibrillar collagen. The Company and Biomet have mutually agreed to change the research agreement to a supply arrangement under which the Company will provide Biomet with Collagen.

RESEARCH AND OTHER AGREEMENTS

          In March 1995, ECM Pharma/TM/ signed a research agreement, with an option to negotiate a license, with Harvard Medical School to supplement research related to the discovery of extracellular matrix-related therapeutics.

          In December 1995, the Company signed a research agreement with the Brigham and Women's Hospital to focus on additional opportunities in the areas of oral medicine (specifically esophageal procedures).

          In 1995, the Company agreed to fund certain work performed at the Connective Tissue Research Laboratory at Hebrew University. The Company would negotiate any additional terms if this research leads to a product.

          The Company also has agreements with thirty-one clinical sites, to conduct human clinical trials of Graftskin/TM/. Clinical trials are used to test Graftskin/TM/ safety and effectiveness as a treatment for chronic ulcers, wounds resulting from dermatological surgery and burns.

RESEARCH AND DEVELOPMENT

          The Company plans to continue to focus its product development effort on developing high quality cell therapy , matrix scaffold, and other types of tissue engineered products in such areas as wound care, urology, cardiovascular medicine, and general surgery.

          The Company's research and development staff consists of scientists and laboratory assistants with technical backgrounds in cell biology, matrix biology, cell culture, immunology, cryopreservation, molecular biology and clinical medicine.

          For 1995, 1994 and 1993, the Company's research and development expenses were $9,679,000, $8,573,000, and $8,117,000, respectively.

EXECUTIVE OFFICERS OF THE COMPANY

          The following table sets forth the name, age, and current position of each officer of the Company who was an executive officer on December 31, 1995:

      NAME                   AGE                  POSITION
      ----                   ---                  --------
Herbert M. Stein               67  Chairman, Chief Executive Officer and Director
Dr. David T. Rovee             56  President, Chief Operating Officer and Director
Dr. Robert Buehler             48  Vice President - Operations
Joel T. Cademartori            53  Vice President -- Regulatory Affairs, Quality Assurance and  Quality Control
Dr. Paul Kemp                  39  Vice President -- Matrix Research
Dr. Nancy L. Parenteau         42  Senior Vice President and Chief Scientific Officer
Dr. Michael L. Sabolinski      40  Senior Vice President -- Corporate Development and Medical   Affairs

  Mr. Stein became Chairman of the Board of Directors in February 1991. He has been a Director of the Company since October 1986 and the Chief Executive Officer of the Company since January 1987. Mr. Stein was the Vice Chairman of the Board of Directors of the Company from January 1987 to February 1991. Mr. Stein is also a director of EKCO Group, Inc.

  Dr. Rovee became President, Chief Operating Officer in February 1994. He became a Director of the Company in March 1994. Dr. Rovee joined the Company in September 1991 as a consultant and was elected Vice President -- Research and Development of the Company in November 1991. Prior to joining the Company, Dr. Rovee had been with Johnson & Johnson for 25 years, most recently as Vice President of Research and Development for J&J Patient Care, Inc.

  Dr. Buehler was elected as Vice President -- Operations in November 1995. Dr Buehler was Director, Process Development from August 1994 to November 1995, Director, Quality Assurance from June 1993 to August 1994, Director, Operations from June 1988 to June 1993.

  Mr. Cademartori was elected as Vice President -- Regulatory Affairs, Quality Assurance and Quality Control in August 1995. Mr Cademartori joined the Company in October 1994 as Director of Quality Assurance. Prior to joining the Company, Mr. Cademartori was an independent consultant of medical products and quality assurance for various companies from December 1990 to October 1994. Mr Cademartori was in General Management for Johnson & Johnson Medical Products from June 1972 to December 1990.

  Dr. Kemp was elected as Vice President -- Matrix Research in August 1995. Dr. Kemp was Vice President -- Connective Tissue Science from February 1994 to August 1995, Director, Matrix Engineering from 1990 to 1994, Director, Collagen Production from 1990 to 1992, Group Leader, Matrix Biochemistry from 1988 to 1990 and Staff Scientist, Matrix Biochemistry from 1987 to 1988.

  Dr. Parenteau was elected as Senior Vice President and Chief Scientific Officer in August 1995. Dr. Parenteau was Vice President -- Cell and Tissue Science from February 1994 to August 1995, Director -- Cell Biology Research from 1989 to 1994, Project Director -- Living Skin Equivalent and Co-Director of Research from 1987 to 1989 and Group Leader -- Cell Biology from 1986 to 1987.

  Dr. Sabolinski was elected as Senior Vice President -- Corporate Development and Medical Affairs in August 1995. Dr Sabolinski was Vice President -- Medical and Regulatory Affairs of the Company from February 1994 to August 1995. Dr. Sabolinski joined the Company in April 1992 as Director of Clinical and Regulatory Affairs. Prior to joining the Company, Dr. Sabolinski was Vice President of Clinical Affairs at Advanced Tissue Sciences from November 1991 to March 1992. From 1989 to November 1991, Dr. Sabolinski was Director of Cardiovascular Products at Sandoz Pharmaceuticals Corp.

  Ms. Donna L. Abelli was elected as Vice President -- Finance and Administration, Chief Financial Officer, Treasurer and Secretary in March 1996. Prior to joining the Company, Ms. Abelli had been with the Big Six accounting firm of Coopers & Lybrand L.L.P. for 15 years, most recently as a partner since 1992.

EMPLOYEES

  As of March 1, 1996, the Company has 99 full-time employees. The Company has 56 employees devoted to research and development and 28 employees devoted to production and support of Graftskin/TM/ and other products. The Company has established a stock option plan providing equity incentives to all key employees, an employee stock purchase plan and a 401 (k) plan for all of its full-time employees. The Company believes that through equity participation, attractive fringe benefit programs and the opportunity to contribute to the development of new products using technology, the Company will continue to be able to attract highly qualified personnel.

SCIENTIFIC ADVISORY BOARD

  The Company has a Scientific Advisory Board ("SAB") composed of five physicians, professors and scientists in various fields of medicine and science. The SAB meets from time to time to advise and consult with management and the Company's scientific staff. Each member of the SAB is expected to devote only a portion of his time to the Company and may have consulting or other advisory arrangements with other entities which may conflict or compete with his obligations to the Company. Members of the SAB have no formal duties, authority or management obligations.

ITEM 2.   PROPERTIES

  The Company currently leases 45,000 square feet of space in Canton, Massachusetts, at an annual average base rent of $386,000, plus operating expenses. The lease expires in 1999. The Company believes that its facility is adequate for its current needs.

ITEM 3.   LEGAL PROCEEDINGS

  In December 1995, the Company announced that an alleged class action lawsuit had been filed against it alleging federal securities law violations. On March 14, 1996, the Company announced that this lawsuit was dismissed without prejudice. No payment or compensation of any kind was made to the plaintiff or his counsel in connection with this dismissal.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the American Stock Exchange under the symbol ORG. On March 1, 1996, there were 592 shareholders of record of the Company's Common Stock. The table below lists the high and low quarterly range of reported closing prices of the Company's Common Stock during the past two years.

                          1995         1994
                    ----------------  -------
                     High      Low     High     Low
                    =======  =======  =======  ======
  First Quarter     $15 5/8  $ 9 1/4  $10 1/2  $6 7/8
  Second Quarter     13 1/4    8 1/2   11 3/4   7 1/4
  Third Quarter      19 5/8   11 1/8   10 5/8   8 5/8
  Fourth Quarter     21 5/8       14       16   9 3/4

  No cash dividends have been paid to date on the Company's Common Stock. Adjusted to reflect 25% stock dividend distributed to stockholders of record on September 1, 1995.

ITEM 6.        SELECTED FINANCIAL DATA

                                           For the Years Ended December 31,
                        ----------------------------------------------------------------------
                            1995           1994           1993          1992          1991
                        -------------  -------------  ------------  ------------  ------------

Revenues                $    626,917   $    996,211   $ 1,592,871   $ 4,972,280   $ 4,180,376
Net Loss                 (12,737,206)   (10,441,300)   (9,936,112)   (6,229,905)   (5,818,113)
Per Share                      (1.02)         (0.91)        (0.87)        (0.55)        (0.62)
Working Capital           12,885,818      8,407,300    11,356,490    13,809,299    16,643,884
Capital Expenditures         318,500        462,680        95,028     6,138,507       318,419
Total Assets              19,303,900     15,126,767    23,954,620    34,507,238    40,153,119
Stockholders' Equity      17,797,582     13,949,311    22,814,111    32,598,839    38,465,334
Number of Employees               97             94            73            89            83


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Liquidity and Capital Resources".

Results of Operations

1995 Compared to 1994

  Contract revenues during 1995 were $19,000, compared to $336,000 in 1994. The contract revenue was realized by the Company under a research agreement with Biomet, Inc. ("Biomet") for the development of orthopedic implants using the Company's proprietary dense fibrillar collagen. The Company and Biomet have mutually agreed to replace the research agreement with a supply arrangement under which the Company will sell collagen to Biomet. Interest income in 1995 was $608,000, compared to $660,000 in 1994.

  Research and development expenses increased to $9,679,000 from $8,573,000 in 1994. The increase was primarily due to the Company's regulatory filing and preparation for commercialization of Graftskin/TM/ and related increases in resources in clinical research, cryobiology, quality assurance, and process scale-up. The increase was also due in part to the Company establishing research collaborations with leading academic institutions, including Harvard Medical School and Hebrew University, to further enhance its product portfolio. General and administrative expenses increased to $3,685,000 in 1995 from $2,865,000 in 1994, primarily due to higher legal, consulting and other professional services resulting mainly from the 1995 public offering, the collaborative agreement with Sandoz, and supporting the activity in research and development. The Company's net loss for 1995 was $12,737,000, or $1.02 per share, as compared with a net loss for 1994 of $10,441,000, or $.91 per share.

1994 Compared to 1993

  Contract revenues during 1994 were $336,000, compared to $375,000 in 1993. Contract revenues in 1994 were realized by the Company under an agreement with Biomet for the development of orthopedic implants using the Company's proprietary dense fibrillar collagen. Contract revenues in 1993 were realized under agreements with Eli Lilly and Company ("Lilly") relating to the development of the Company's Graftartery product and with Biomet. The Company's collaboration with Lilly ended in July 1993. No sale of product occurred in 1994, as compared to $72,000 in 1993. This was due to the Company's discontinuance of the manufacturing and selling of its Testskin products. Interest income in 1994 was $660,000 compared to $1,146,000 in 1993. The decrease in 1994 resulted from less cash available for investment.

  Research and development expenses increased to $8,573,000 from $8,117,000 in 1993. The increase was primarily due to higher employment-related costs resulting from staff additions and data management and statistical services related to human clinical trials for Graftskin/TM/. General and administrative expenses decreased to $2,865,000 in 1994 from $3,347,000 in 1993, primarily as a result of lower outside services rendered to the Company. The Company's net loss for 1994 was $10,441,000, or $.91 per share, as compared with a net loss for 1993 of $9,936,000, or $.87 per share.

Liquidity and Capital Resources

  From inception, the Company has financed its operations substantially through private and public placements of equity securities, as well as receipt of contract revenues, interest income from investments and, to a lesser extent, sale of products. At December 31, 1995 and 1994, respectively, the Company had cash, cash equivalents and investments in the aggregate of $13,721,000 and $8,871,000. The increase was primarily due to the completion of a public offering in July 1995 in which the Company received net proceeds of $14,773,000 from the sale of 1,150,000 shares of Common Stock and 230,000 Unit Warrants.

  In January 1996, the Company and Sandoz Ltd. ("Sandoz") entered into an agreement that grants Sandoz exclusive worldwide marketing rights to Graftskin/TM/. The Company will supply Sandoz's global requirements for the product and receive payment for each unit. The Company will also receive royalty revenues on all Graftskin/TM/ sales. In addition, Sandoz will provide the Company with up to $37,500,000 in equity investments, milestone payments, and research support payments, including an initial $5,000,000 equity investment at $23.37 per share and additional equity investments of $10,500,000 upon achievement of specified milestones. Subsequent to December 31, 1995, the Company received proceeds from Sandoz of $5,000,000 representing the first equity investment in the Company and $4,000,000 representing the first contribution to the Company's research and development costs for Graftskin/TM/. As a result of this initial equity investment, Sandoz holds approximately 1.6% of the outstanding shares of Organogenesis.

  The Company will continue to utilize working capital in 1996 related to ongoing product research and development activities, conducting preclinical and clinical trials, enhancement of proprietary manufacturing technologies and expansion of business development, general and administrative resources. These activities will require substantial additional financial resources before the Company can expect to realize revenue from product sales. While management believes that additional financing composed of equity investments and funding provided under collaborative agreements will be available to fund future operations, and are being pursued, there can be no assurances that additional funds will be available when required on terms acceptable to the Company.

  Based upon its current plans, the Company believes that the future equity and research contributions from Sandoz, together with existing working capital, will be sufficient to fund its operations at least through the second quarter of 1997. However, the Company's capital requirements may vary depending on numerous factors, including: progress of the Company's research and development programs; time required to obtain regulatory approvals; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and the demand for the Company's products, if and when, approved.

  The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, risks of failure of clinical trials, dependence on key personnel, protection of proprietary technology, compliance with United States Food and Drug Administration regulations and ability to transition from pilot-scale manufacturing to large-scale production of products.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which is effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans. The Company plans to adopt the disclosure method in 1996. The Company has not determined the effect on a proforma basis to 1995 net income and earnings per share, of applying fair value accounting rules to grants of stock-based awards in 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ORGANOGENESIS INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Accountants                                                    20
Consolidated Balance Sheets as of December 31, 1995 and 1994                         21
Consolidated Statements of Operations for the years ended December 31, 1995, 1994
  and 1993                                                                           22
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994
  and 1993                                                                           23
Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 1995, 1994 and 1993                                                   24
Notes to Consolidated Financial Statements                                           25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Organogenesis Inc.:

  We have audited the accompanying consolidated balance sheets of Organogenesis Inc. and its wholly owned subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Organogenesis Inc. and its wholly owned subsidiaries as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                 Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 16, 1996

                               ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                        ----------------------------
                                                            1995           1994
                                                        -------------  -------------
ASSETS
  Current assets:
     Cash and cash equivalents                          $  2,569,256   $  3,187,286
     Investments                                          11,151,564      5,684,127
     Other current assets                                    557,067        541,252
                                                        ------------   ------------
                                                          14,277,887      9,412,665

  Property and equipment, net                              4,941,991      5,634,627
  Other assets                                                84,022         79,475
                                                        ------------   ------------
                                                        $ 19,303,900   $ 15,126,767
                                                        ============   ============


LIABILITIES
  Current liabilities:
     Accounts payable                                   $    648,627   $    445,125
     Accrued expenses                                        743,442        547,189
     Deferred revenue                                              -         13,051
                                                        ------------   ------------
                                                           1,392,069      1,005,365
  Deferred rent payable                                      114,249        157,091
  Other liabilities                                                -         15,000

  Commitments


STOCKHOLDERS' EQUITY
  Preferred Stock, par value $1.00; authorized
     1,000,000 shares; issued and converted
     250,000 Series A Convertible Preferred
     shares (liquidation preference -
     $2,000,000)                                                   -        250,000
     Preferred Stock, Series B Junior Participating,
  par value $1.00; authorized 50,000 shares;
     no shares  issued and outstanding                             -              -
  Common Stock, par value $.01; authorized
     20,000,000 shares; issued and outstanding
     13,732,437 and 11,707,748 shares as of
     December 31, 1995 and 1994, respectively                137,324        117,077
  Additional paid-in capital                              77,340,739     60,525,509
  Accumulated deficit                                    (59,680,481)   (46,943,275)
                                                        ------------   ------------
     Total stockholders' equity                           17,797,582     13,949,311
                                                        ------------   ------------
                                                        $ 19,303,900   $ 15,126,767
                                                        ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the Years Ended December 31,
                                -------------------------------------------
                                    1995           1994           1993
                                -------------  -------------  -------------

Revenues:
  Contract revenues             $     18,730   $    336,123    $   374,825
  Product sales                            -              -         72,381
  Interest income                    608,187        660,088      1,145,665
                                ------------   ------------    -----------
                                     626,917        996,211      1,592,871
Costs and Expenses:
  Research and development         9,679,044      8,572,725      8,117,128
  Cost of product sales                    -              -         65,338
  General and administrative       3,685,079      2,864,786      3,346,517
                                ------------   ------------    -----------

Net loss                        $(12,737,206)  $(10,441,300)   $(9,936,112)
                                ============   ============    ===========

Net loss per common share             $(1.02)         $(.91)         $(.87)

Weighted average number of
  common shares outstanding       12,521,488     11,487,669     11,397,111


   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended December 31,
                                                   -------------------------------------------
                                                       1995           1994           1993
                                                   -------------  -------------  -------------

Cash used in operating activities:
  Net loss                                         $(12,737,206)  $(10,441,300)   $(9,936,112)
  Adjustment to reconcile net loss to
   cash used in operating activities:
     Depreciation                                     1,011,136        953,603        975,695
  Changes in assets and liabilities:
   Accounts receivable                                        -              -         93,399
   Other current assets                                 (15,815)       128,848         55,579
   Other assets                                          (4,547)        (2,281)        (3,802)
   Accounts payable                                     203,502         (1,567)      (399,452)
   Accrued expenses                                     196,253         69,930       (121,436)
   Deferred revenue                                     (13,051)        11,429       (248,199)
   Deferred rent payable                                (42,842)       (42,845)         1,197
   Other liabilities                                    (15,000)             -              -
                                                   ------------   ------------    -----------
Cash used in operating activities                   (11,417,570)    (9,324,183)    (9,583,131)

Cash flows from investing activities:
  Capital expenditures                                 (318,500)      (462,680)       (95,028)
  Purchases of investments                          (12,500,000)       (98,000)    (1,188,000)
  Sales/maturities of investments                     7,032,563      7,999,172      8,974,721
                                                   ------------   ------------    -----------

Cash provided by (used in) investing activities      (5,785,937)     7,438,492      7,691,693

Cash flows from financing activities:
  Sale of common stock                               16,585,477      1,576,500        151,384

Decrease in cash and cash equivalents                  (618,030)      (309,191)    (1,740,054)
Cash and cash equivalents, beginning of period        3,187,286      3,496,477      5,236,531
                                                   ------------   ------------    -----------

Cash and cash equivalents, end of period           $  2,569,256   $  3,187,286    $ 3,496,477
                                                   ============   ============    ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                          For the Years Ended December 31, 1995, 1994 and 1993
                                                                          ----------------------------------------------------
                                  Series A Convertible                                  Additional                    Total
                                    Preferred Stock              Common Stock            Paid-in     Accumulated   Stockholders'
                                  Shares       Amount        Shares          Amount      Capital       Deficit       Equity
                                  ------       ------        ------         -------      -------       -------       ------
Balance as of
  December 31,
  1992                           250,000   $    250,000     9,096,686     $    90,967  $58,823,735  $(26,565,863)  $32,598,839
------------------------------------------------------------------------------------------------------------------------------
Issuance of Common
  Stock upon exercise
  of stock options and
  in connection with
  employee stock purchase
  plan                                                         30,917             309      151,075                     151,384
Net loss                                                                                              (9,936,112)   (9,936,112)
------------------------------------------------------------------------------------------------------------------------------
Balance as of
  December 31,
  1993                           250,000   $    250,000     9,127,603     $    91,276  $58,974,810  $(36,501,975)  $22,814,111
------------------------------------------------------------------------------------------------------------------------------
Issuance of Common
  Stock upon exercise
  of stock options and
  in connection with
  employee stock purchase
  plan                                                        238,595           2,386    1,574,114                   1,576,500
Net loss                                                                                             (10,441,300)  (10,441,300)
------------------------------------------------------------------------------------------------------------------------------
Balance as of
  December 31,
  1994                           250,000   $    250,000     9,366,198     $    93,662  $60,548,924  $(46,943,275)  $13,949,311
------------------------------------------------------------------------------------------------------------------------------
Issuance of Common
  Stock upon exercise
  of stock options and
  in connection with
  employee stock purchase
  plan                                                        249,892           2,499    1,809,894                   1,812,393
Sale of common
  stock                                                     1,150,000          11,500   14,761,584                  14,773,084
Net loss                                                                                             (12,737,206)  (12,737,206)
One for four
  common stock
  dividend                                                  2,653,847          26,538      (26,538)                        -
Conversion of
  Preferred A to
  common
  stock                         (250,000)      (250,000)      312,500           3,125      246,875                         -
------------------------------------------------------------------------------------------------------------------------------
Balance as of
  December 31,
  1995                               -        $     -      13,732,437     $   137,324  $77,340,739  $(59,680,481)  $17,797,582
------------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANOGENESIS INC.

Nature of Business:

  Organogenesis Inc. (the "Company") designs, develops and manufactures innovative medical therapeutics using living human cells and natural connective tissue components. The Company's cell therapies, matrix scaffold and other tissue engineered products are designed to promote the establishment and growth of the human body's natural healing process by promoting the growth of new tissues that maintain, restore or improve biological function.

  The Company has formed a wholly owned subsidiary, ECM Pharma/TM/, Inc. ("ECM Pharma/TM/"). ECM Pharma/TM/ was established to discover, develop and commercialize human therapeutics based on the extracellular matrix. The Company has also formed a wholly owned investment subsidiary, Dan Capital Corporation, which holds a substantial portion of the Company's cash, cash equivalents and investments.

  The ultimate success of the Company is dependent upon its ability to raise capital through equity placement, royalty and manufacturing payments, receipt of contract revenue, sale of product, research and development funding under licensing agreements and interest income on invested capital. However, the Company's capital requirements may change depending upon numerous factors, including progress of the Company's research and development programs; time required to obtain regulatory approvals; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and the demand for the Company's products, if and when, approved.

  While management believes that additional financing composed of equity investments and funding provided under collaborative agreements will be available to fund future operations, and are being pursued, there can be no assurances that additional funds will be available when required on terms acceptable to the Company.

  The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, risks of failure of clinical trials, dependence on key personnel, protection of proprietary technology, compliance with United States Food and Drug Administration regulations and ability to transition from pilot-scale manufacturing to large-scale production of products.
 .
Summary of Significant Accounting Policies:

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity has been eliminated.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  Contract revenues under research and development agreements are recognized as the related efforts are performed. Product sales are recognized as products are shipped. Deferred revenue arises from differences between cash received and revenue recognized under the research and development agreement.

 Research and Development Costs

  All research and development costs are expensed as incurred.

 Income Taxes

  Research and development and other tax credits are recognized for financial reporting purposes when they are realized. Deferred taxes are determined based on the difference between the financial reporting and the tax bases of assets and liabilities using enacted income tax rates in effect in the years in which the differences are expected to reverse. Tax credits will be recorded as a reduction in income taxes when utilized.

 Net Loss Per Common Share

  Net loss per common share is based on the weighted average number of common shares outstanding during each period. Common share equivalents have not been included because the effect would be antidilutive.

 Cash and Cash Equivalents

  Cash and cash equivalents consists of cash and money market funds, which are convertible into a known amount of cash and carry an insignificant risk of change in value.

 Property and Equipment

  Equipment, furniture and fixtures and leasehold improvements are stated at cost. Depreciation is provided using the straight-line method over five to ten years. Leasehold improvements are being amortized using the straight-line method over the term of the lease.

  Maintenance and repairs are charged to expense as incurred and betterments are capitalized. Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations.

 New Accounting Pronouncement

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which is effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS 123 established a fair value based method of accounting for stock-based compensation plans. The Company plans to adopt the disclosure method in 1996. The Company has not determined its effect on a proforma basis to 1995 net income and earnings per share of applying fair value accounting rules to grants of stock-based awards in 1995.

Investments:

   At December 31, 1995, the Company has the following securities available-for-sale which the Company expects to utilize for working capital purposes. Investments are carried at cost, plus accrued interest, which approximates fair market value.

U.S. Government and Agency bonds, due from September 1996 to
     October 1997, 4.50% - 5.875%                                                            $ 2,572,611
Time Deposits, due from January 1996 to April 1996, 5.80% - 6.03%                              1,311,434
Corporate Notes, due from January 1996 to May 1996, 5.52% - 5.78%                              5,581,678
Discount Notes, due from January 1996 to March 1996, 5.40% - 6.00%                               696,841
Certificates of deposit, due from March 1997 to December 1998, 4.60% - 5.15%                     989,000
                                                                                             -----------
                                                                                             $11,151,564
                                                                                             ===========

Property and Equipment:

     Property and equipment consisted of the following as of December 31,

                                                                                       1995         1994
                                                                                -----------  -----------
Equipment                                                                       $ 7,381,816  $ 7,205,691
Furniture and fixtures                                                            1,265,247    1,128,553
Leasehold improvements                                                            1,452,454    1,446,773
                                                                                -----------  -----------
                                                                                 10,099,517    9,781,017
Less accumulated depreciation                                                     5,157,526    4,146,390
                                                                                -----------  -----------
                                                                                $ 4,941,991  $ 5,634,627
                                                                                ===========  ===========

Accrued Expenses:

     Accrued expenses consisted of the following as of December 31,

                                                                                       1995         1994
                                                                                -----------  -----------
Compensation and employee benefits                                              $   506,766  $   441,969
Legal and audit                                                                     170,354       56,377
Other                                                                                66,322       48,843
                                                                                -----------  -----------
                                                                                $   743,442  $   547,189
                                                                                ===========  ===========

Lease Obligations:

  The Company occupies its current premises under a lease which expires on October 1, 1999. The Company is responsible for taxes, insurance and operating expenses under the terms of the lease. Future minimum rental payments required under the lease are approximately as follows:


1996                                                                                          $  386,000
1997                                                                                             386,000
1998                                                                                             386,000
1999                                                                                             290,000
                                                                                              ----------
                                                                                              $1,448,000
                                                                                              ==========

  Rent of approximately $386,000, $361,000 and $353,000 was charged to expense during the years ended December 31, 1995, 1994 and 1993, respectively.

Income Taxes:

  The Company has made no provision for income taxes due to its continued operating losses. The Company has a net operating loss tax carryforward of approximately $64,000,000, and research and development tax credits of approximately $2,200,000, expiring at various dates through 2009. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

  The approximate tax effect of each type of temporary difference and carryforward is reflected in the following table. The effective tax rate is expected to be 40% combined federal and state.

                                                                 December 31,
                                                         ----------------------------
                                                             1995           1994
                                                         -------------  -------------
Deferred tax assets and (liabilities):
    Net operating loss carryforwards                     $ 25,520,000   $ 20,000,000
    Research and development credits                        2,200,000      1,800,000
    Depreciation                                             (720,000)      (775,000)
                                                         ------------   ------------
    Net deferred tax asset before valuation allowance      27,000,000     21,025,000
Valuation allowance                                       (27,000,000)   (21,025,000)
                                                         ------------   ------------
Net deferred asset after valuation allowance             $          0   $          0
                                                         ============   ============

  Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a 100% valuation allowance against its otherwise recognizable net deferred tax assets.

Collaborative Agreements:

  In July 1993, the Company announced its collaboration with Eli Lilly and Company ("Lilly") to develop, manufacture and market Graftartery, a product intended for use as a replacement for human arteries, had ended. The Company intends to complete the development effort of the Graftartery project either with its own funds or through a potential collaboration with another party.

  In July 1993, the Company entered into a research agreement with Biomet, Inc. ("Biomet") for the development of orthopedic implants using the Company's proprietary dense fibrillar collagen. The Company and Biomet have mutually agreed to replace the research agreement with a supply arrangement under which the Company will sell collagen to Biomet.

  The Company has recognized revenues under these agreements of $18,730, $336,123, and $374,825 for the years ended December 31, 1995, 1994 and 1993, respectively.

  In January 1993, the Company discontinued the manufacture and sale of its Testskin products. In 1994, the Company signed a license agreement with Toyobo Ltd. ("Toyobo"), granting Toyobo a license to manufacture and market Testskin in Japan, in exchange for royalty payments to the Company. During 1995, the Company did not realize significant royalty revenues from this agreement.

Research and Other Agreements:

  In March 1995, ECM Pharma/TM/ signed a research agreement, with an option to negotiate a license, with Harvard Medical School to supplement research related to the discovery of extracellular matrix related therapeutics.

  In December 1995, the Company signed a research agreement with the Brigham and Women's Hospital to focus on additional opportunities in the areas of oral medicine (specifically esophageal procedures).

  In 1995, the Company agreed to fund certain work performed at the Connective Tissue Research Laboratory at Hebrew University. The Company would negotiate any additional terms if this research leads to a product.

License Agreement:

  Some of the Company's technologies are licensed under an exclusive patent license agreement with the Massachusetts Institute of Technology ("MIT"). The agreement with MIT (as amended, the "MIT Agreement") covers certain U.S. patents and corresponding patents in European and Far East countries. Pursuant to the MIT Agreement, the Company has been granted an exclusive, worldwide license to make, use and sell the products covered by the patents and to practice the procedures covered by the patents. The MIT Agreement requires the Company to pay to MIT a royalty on the cumulative net sales of licensed products ranging from 3% to 4.5% of annual sales.


Stockholders' Equity:

 Preferred Stock

  The Company has authorized 1,000,000 shares of Preferred Stock at December 31, 1995, of which 250,000 and 50,000 shares have been designated as Series A Convertible Preferred Stock and Series B Junior Participating Preferred Stock, respectively. There were 250,000 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 1994. There were no shares issued of the Series B Junior Participating Preferred Stock as of December 31, 1995.

   In May 1991, the Company received net proceeds of $1,978,510 from the sale of 250,000 shares of Series A Convertible Preferred Stock in a privately placed equity financing. These shares were converted into 312,500 shares of Common Stock on October 23, 1995.

 Common Stock

  The Company has authorized 20,000,000 shares of Common Stock at December 31, 1995. There were 13,732,437 and 11,707,748 shares of Common Stock issued and outstanding as of December 31, 1995 and 1994, respectively.

  In July 1995, the Company completed a Public Offering of 230,000 Units, at a Unit Price of $66.25, resulting in the Company receiving net proceeds of $14,773,084. Each unit in the Offering consisted of five shares of Common Stock and one Unit Warrant to purchase one share of Common Stock at an exercise price of $15.90 per share. The Unit Warrants are exercisable from October 14, 1996 through October 14, 2001 when the Unit Warrants expire. At December 31, 1995, there were 287,500 Unit Warrants outstanding.

  In August 1995, the Board of Directors declared a 25% stock dividend for stockholders of record on September 1, 1995. The stock dividend was payable on September 8, 1995 and resulted in the issuance of 2,653,847 additional shares of Common Stock. All related data in the consolidated financial statements reflect the stock dividend for all periods presented.

  In November 1991, the Company completed a public offering of 1,650,000 shares of its Common Stock. This offering resulted in the Company receiving net proceeds of $36,144,336. In connection with this offering, the underwriter was issued a warrant to purchase 187,500 shares of Common Stock, exercisable at any time during a four-year period, at a per share price of $10.60 (adjusted for the dilution provisions in the warrant).

  In April 1991, the Company received net proceeds of $924,017 from the sale of 125,000 shares of Common Stock, and warrants to purchase Common Stock exercisable at any time during a five-year period. The warrants allow for the purchase of 31,250 shares of Common Stock at $9.60 per share and 15,625 shares at $12.00 per share.

Stockholder Rights Plan:

  In August 1995, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one Right for each outstanding share of Common Stock to stockholders of record on September 1, 1995. Each Right only becomes exercisable and transferable apart from the Common Stock, at the earlier of (i) 10 days after a person or group acquires beneficial ownership of 15% or more of the Company's outstanding Common Stock (the "Stock Acquisition Date") or (ii) 10 business days following an announcement of a tender or exchange offer of 30% or more of the Company's outstanding stock.

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

Stock Options:

  The Company has reserved an aggregate of 2,500,000 shares of Common Stock for issuance under its 1986 Stock Option Plan (the "1986 Plan"). The 1986 Plan was established to provide for the granting of incentive and non-qualified stock options to enable the Company to attract and retain key employees and consultants. The 1986 Plan is administered by the Board of Directors or its delegated Committee which selects the recipients of options and determines (i) the type of option to be granted, (ii) the number of shares included in each option, (iii) when the option becomes exercisable or, if the option is immediately exercisable, the Company's repurchase rights with respect to shares purchased upon the exercise of the option, (iv) the exercise price, which cannot be less than the fair market value of the Company's stock on the date of grant in the case of incentive stock options or less than 90% of the fair market value of the Company's stock on the date of grant in the case of the non-qualified stock options, and (v) the duration of the option, which cannot exceed ten years for incentive stock options or ten years and thirty days for non-qualified options. Vesting occurs over a five-year period beginning one year from the date of grant. Activity under the 1986 Plan is summarized as follows:

                                                                              At December 31,
                                                                 -----------------------------------------
Option shares:                                                       1995          1994          1993
                                                                 ------------  ------------  -------------
     Outstanding at beginning of period                            1,579,413     1,647,550      1,512,238
     Issued during period                                            406,512       626,875        308,250
     Exercised during period                                        (234,384)     (295,600)       (35,663)
     Canceled during period                                         (226,601)     (399,412)      (137,275)
                                                                 -----------   -----------    -----------
     Outstanding at end of period                                  1,524,940     1,579,413      1,647,550
                                                                 ===========   ===========    ===========

Exercisable at end of period                                         768,462       625,238        685,028
Shares available for granting of options at end of period            101,382       281,294        508,756
Price range per share of outstanding options at end of period    $1.20-21.38   $1.20-16.70    $1.20-17.90
Price range per share of options granted during the period       $9.50-21.38   $6.90-13.10    $4.30- 7.10
Price range per share of exercised options during the period     $1.20-15.10   $4.00-10.80    $1.20- 4.80

  In May 1995, a stock option plan was approved by the Company's shareholders ( the "1995 Plan") providing for the issuance of up to 1,500,000 shares of Common Stock. Under the 1995 Plan , the Company may grant incentive and non-qualified stock options to officers, employees, consultants and advisors to the Company. The 1995 Plan will be administered by the Board of Directors or its delegated Committee which will select the individuals to whom options are granted and determine (i) the type of option to be granted, (ii) the number of shares of Common Stock covered by the option, (iii) when the option becomes exercisable, and (iv) the duration of the option which, in the case of incentive stock options, may not exceed ten years. No one person may be issued options to purchase more than 500,000 shares of Common Stock in any one calendar year. Stock options granted under the 1995 Plan may not be granted at an exercise price less than 100% of the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of incentive stock options granted to employees holding 10% or more of the voting stock of the Company). The aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive stock options which first become exercisable in any calendar year by an employee of the Company may not exceed $100,000. At December 31, 1995, there were no options outstanding under the 1995 Plan.

  In 1994, a stock option plan for non-employee directors was approved by the Company's shareholders (the "1994 Director Plan"). Under the 1994 Director Plan, stock options to purchase up to 250,000 shares of the Company's Common Stock may be granted to non-employee directors of the Company. The 1994 Director Plan provides that the option price per share be at fair market value and vest ratably over a five-year period beginning one year from the date of grant. The Company granted options to purchase 75,000 shares of Common Stock at an exercise price of $8.20 per share and 18,750 shares of Common Stock at an exercise price of $10.10 per share in 1994. During 1994, 18,750 options were canceled. The Company granted 31,250 shares of Common Stock at an exercise price of $14.90 during 1995. At December 31, 1995, there were options outstanding under the 1994 Director Plan to purchase 106,250 shares of Common Stock of which 15,000 are fully vested and exercisable.

  The 1991 Director Stock Option Plan (the "1991 Director Plan") provides for the purchase of 125,000 shares of Common Stock by non-employee directors. The Company has reserved an aggregate of 125,000 shares of Common Stock for issuance under the 1991 Director Plan. The options were granted at fair market value and vest ratably over a five-year period beginning one year from the date of grant. The Company granted options to purchase 18,750 shares of Common Stock at an exercise price of $7.20 per share and 56,250 shares of Common Stock at an exercise price of $5.70 per share in 1992 and 1991, respectively. The 18,750 options granted in 1992 were canceled in 1994. At December 31, 1995, there were options outstanding under the 1991 Director Plan to purchase 56,250 shares of Common Stock, of which 45,000 shares were fully vested and exercisable.

  In 1987, the Company granted to an Officer of the Company an option to purchase 375,000 shares of Common Stock at an exercise price of $6.00 per share. The shares have been reserved for issuance and are fully vested and exercisable.

The 1991 Employee Stock Purchase Plan:

  Under the 1991 Employee Stock Purchase Plan (the "Purchase Plan"), a total of 187,500 shares of Common Stock are reserved for issuance (up to 31,250 shares may be issued each year). The Purchase Plan allows all employees, as defined in the plan, the option to purchase Common Stock (total purchases may not exceed 5% of an employee's compensation) at 85% of the lower of the fair market value of the Common Stock at the time the option is granted or is exercised. During 1995 and 1994, the Company issued a total of 795 and 2,115 shares of Common Stock, respectively, under this Purchase Plan.

Employee Savings Plan:

  In 1992, the Company instituted an employee savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees with six months of service are eligible to participate. During 1995 and 1994, the Company contributed $36,128 and $9,571, respectively, under this Savings Plan.

Subsequent Event:

  On January 17, 1996, the Company and Sandoz Ltd. ("Sandoz") entered into an agreement that grants Sandoz exclusive worldwide marketing rights to Graftskin/TM/. The Company will supply Sandoz's global requirements for the product and receive payment for each unit. The Company will also receive royalty revenues on all Graftskin/TM/ sales. In addition, Sandoz will provide the Company with up to $37,500,000 in equity investments, milestone payments and research support payments, including an initial $5,000,000 equity investment at $23.37 per share and additional equity investments of $10,500,000 upon achievement of specified milestones. Subsequent to December 31, 1995, the Company received proceeds from Sandoz of $5,000,000 representing the first equity investment in the Company and $4,000,000 representing the first contribution to the Company's research and development costs for Graftskin/TM/. As a result of this initial equity investment, Sandoz holds approximately 1.6% of the outstanding shares of Organogenesis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in part under the caption "Executive Officers of the Company" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 15, 1996 (the "1996" Proxy Statement) under the caption "ELECTION OF DIRECTORS" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained under the caption "ELECTION OF DIRECTORS -Executive Compensation" in the Company's 1996 Proxy Statement, and is incorporated herein by reference. Information relating to delinquent filing of reports required by Section 16(a) of the Securities Exchange Act of 1934 is contained in the Company's 1996 Proxy Statement under the caption "Executive Compensation - Section 16 Reports" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the Company's
1996 Proxy Statement under the captions "Principal Stockholders" "ELECTION OF DIRECTORS - Executive Compensation; Compensation Arrangements; and Compensation of Directors" in the Company's 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained under the caption "Certain Transactions" in Part I of the Company's 1996 Proxy Statement and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  3. Exhibits:

     The exhibits filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Registrant has identified in the Exhibit Index each management contract and compensatory plan filed as an exhibit to this Form 10-K in response to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K:

     (i) A current report on Form 8-K dated July 17, 1995 was filed by the Registrant reporting that the Company had completed a public offering of 1,150,000 shares of Common Stock, raising almost $15 million, net of expenses.

     (ii) A current report on Form 8-K dated August 29, 1995 was filed by the Registrant reporting the adoption of a Stockholder Rights Plan and the declaration of a 25% Common Stock dividend.

     (iii) A current report on Form 8-K dated January 17, 1996 was filed by the Registrant reporting that it had entered into an agreement with Sandoz Ltd. ("Sandoz") which grants Sandoz worldwide marketing rights to Graftskin/TM/.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ORGANOGENESIS

                                         BY:  /s/ HERBERT M. STEIN
                                            ----------------------
                                              Herbert M. Stein
                                         Chairman and Chief Executive Officer

                                         Date:  March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                         Title                       Date
     ---------                         -----                       ----

/s/ HERBERT M. STEIN         Chairman, Chief Executive          March 29, 1996
 -----------------------      Officer and Director
    Herbert M. Stein          (Principal executive officer)


/s/ DAVID T. ROVEE           President, Chief Operating         March 29, 1996
------------------------      Officer and Director
    David T. Rovee

/s/ RICHARD S. CRESSE        Director                           March 29, 1996
------------------------
    Richard S. Cresse

/s/ WILLIAM J. HOPKE         Director                           March 29, 1996
------------------------
    William J. Hopke

/s/ ANTON E. SCHRAFL         Director                           March 29, 1996
------------------------
    Anton E. Schrafl

/s/ BJORN OLSEN              Director                           March 29, 1996
------------------------
    Bjorn Olsen

/s/ MARGUERITE A. PIRET      Director                           March 29, 1996
------------------------
    Marguerite A. Piret

/s/ DONNA L. ABELLI          Vice President, Chief              March 29, 1996
------------------------     Financial Officer
    Donna L. Abelli          Treasurer and Secretary

                                 EXHIBIT INDEX

    Exhibit No.                            Description of Exhibit
    -----------                            ----------------------
         (3)(a)     --   Restated Certificate of Incorporation of the Company.(1)
            (b)     --   Certificate of Amendment to the Restated Certificate of
                         Incorporation of the Company.(10)
            (c)     --   Certificate of Stock Designation, Number, Voting Powers,
                         Preferences and Rights of the Series of the Preferred Stock of
                         Organogenesis Inc. to be Designated Series A Convertible Preferred Stock.(11)
            (d)     --   Certificate of Designation, filed with the Secretary of
                         State of the State of  Delaware on August 29, 1995. (18)
            (e)     --   By-Laws of the Company, as amended.(2)
            (f)     --   Rights Agreement, dated as of September 1, 1995, between the Company and American Stock Transfer & Trust Company. (18)
            (g)     --   Form of Unit Warrant Agreement.(19)
            (h)     --   Form of Investment Agreement.(19)
         (4)(a)     --   Form of Warrant Agreement with respect to Warrants included as part of the Units of the Company's securities.(1)
            (b)     --   Notice of Redemption of the Company's Redeemable Common Stock
                         Purchase Warrants.(3)
            (c)     --   Form of Unit Purchase Option, dated December 18, 1986, issued to each of the Company's Unit Purchase Option holders.(4)
            (d)     --   Form of Stock Registration Rights Agreement, dated February 23,
                         1990, between the Company and certain security holders.(4)
            (e)     --   Form of Common Stock Purchase Warrant, dated February 23, 1990, issued to certain security holders.(9)
        (10)(a)     --   1986 Stock Option Plan of the Company, as amended.*(14)
            (b)     --   1991 Director Stock Option Plan of the Company.*(14)
            (c)     --   1991 Employee Stock Purchase Plan of the Company.*(14)
            (d)     --   1994 Director Stock Option Plan of the Company.(17)*
            (e)     --   License Agreement among the Company, Eugene Bell and Massachusetts
                         Institute of Technology dated December 16, 1985 ("MIT License
                         Agreement").(1)
            (f)     --   Amendment to MIT License Agreement, dated October 22, 1986.(1)
            (g)     --   Second Amendment to MIT License Agreement, dated as of March 31,
                         1988.(8)
            (h)     --   Clinical Trial Agreement between the Company and the Western
                         Pennsylvania Hospital dated August 1, 1986, as amended by an amendment dated September 8, 1986.(1)
            (i)     --   Research and Supply Agreement between the Company and Eli Lilly and Company dated July 1, 1987.(6)
            (j)     --   Research and Supply Agreement between the Company and Eli Lilly and Company dated July 1, 1991.(12)
            (k)     --   Subscription Agreement between the Company and a purchaser of the
                         Series A Convertible Preferred Stock and 10% Subordinated
                         Promissory Notes dated as of July 3, 1986, with a schedule of additional purchasers.(1)
            (l)     --   Indenture of Lease between Canton Commerce Center Limited
                         Partnership and the Company, dated as of July 10, 1989.(9)
            (m)     --   Agreement between the Company and Symmes, Maini & McKee
                         Associates, Inc., dated as of July 10, 1989.(9)

                                 EXHIBIT INDEX

    Exhibit No.                            Description of Exhibit
    -----------                            ----------------------
            (n)     --   Settlement Agreement and Release between the Company and Eugene L.
                         Mainen dated October 2, 1986.(1)
            (o)     --   Invention, Non-Disclosure and Non-Competition Agreement between the Company and Dr. Crispin B. Weinberg dated as of May 31,
                         1985.(1)
            (p)     --   Invention, Non-Disclosure and Non-Competition Agreement between the Company and Dr. Eugene Bell dated as of September 30, 1986.(1)
            (q)     --   Non-Statutory Stock Option Agreement between the Company and
                         Herbert M. Stein dated April 7, 1987.(7)
            (r)     --   Letter Agreement between the Company and Dr. Harold B. Reisman dated January 17, 1989.(5)
            (s)     --   Letter Agreement between the Company and Dr. David T. Rovee dated
                         September 23, 1991.(14)
            (t)     --   Agreement between Biomet, Inc. and Organogenesis Inc. dated July
                         27, 1993.(15)
            (u)     --   1995 Stock Option Plan.*(20)
            (v)     --   The License and Supply Agreement between the Company and Sandoz
                         Pharma Ltd., dated as of January 17, 1996. **
            (w)          The Stock Purchase Agreement between the Company and Sandoz Pharma
                         Ltd., dated as of January 17, 1996. **
           (21)     --   Subsidiaries of the Company, filed herewith.
           (23)     --   Consent of Coopers & Lybrand L.L.P., filed herewith.

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-9832).
(2) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1987.
(3) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed February 18, 1987.
(4) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-3 (File No. 33-33914).
(5) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 33-12761).
(6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed August 14, 1987.
(7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 30, 1988.
(8) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1989.
(9) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed April 2, 1990.
(10) Incorporated herein by reference to Exhibit 3(a) to the Company's Form 10-K, filed April 1, 1991.
(11) Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q, filed August 13, 1991.
(12) Incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q, filed November 5, 1991.
(13) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 30, 1992.

                                 EXHIBIT INDEX

(14) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 31, 1993.
(15) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, filed August 13, 1993.
(16) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1994.
(17) Incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed April 19, 1994.
(18) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed August 29, 1995
(19) Incorporated herein by reference to the exhibits to the Company's Amended Registration Statement on Form S-3, filed July 5, 1995.
(20) Incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed April 14, 1995.

 * Management contract or compensatory plan identified pursuant to Item 14(a)3.

 **Confidential Treatment requested.