Form 10-K/A
period 1995-12-31
ORGANOGENESIS INC
filed 1996-04-17
CIK 779733

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM       TO

  COMMISSION FILE NUMBER 0-15246

                              ORGANOGENESIS INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-2871690
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

       150 DAN ROAD, CANTON, MA                         02021
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 575-0775

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH
                                                                EXCHANGE
        TITLE OF EACH CLASS                                ON WHICH REGISTERED
        -------------------                              -----------------------
      Common Stock, $.01 value.......................... American Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 1, 1996, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $214,652,097, based on the last reported sale price of the Company's Common Stock on the American Stock Exchange as the close of business on March 1, 1996. There were 13,961,112 shares of Common Stock outstanding as of March 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                          PART OF FORM 10-K
                       DOCUMENT                        INTO WHICH INCORPORATED
                       --------                        -----------------------
Portions of the Registrant's Proxy Statement for the
 1996 Annual Meeting of Stockholders..................           III

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Organogenesis Inc.

                                                   /s/ Herbert M. Stein
                                          BY: _________________________________
                                                     HERBERT M. STEIN
                                               CHAIRMAN AND CHIEF EXECUTIVE
                                                          OFFICER

                                          Date: April 17, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----
        /s/ Herbert M. Stein           Chairman, Chief          April 17, 1996
- -------------------------------------   Executive Officer
          Herbert M. Stein              and Director
                                        (Principal
                                        executive officer)

         /s/ David T. Rovee            President, Chief         April 17, 1996
- -------------------------------------   Operating Officer
           David T. Rovee               and Director

        /s/ Richard S. Cresse          Director                 April 17, 1996
- -------------------------------------
          Richard S. Cresse

        /s/ William J. Hopke           Director                 April 17, 1996
- -------------------------------------
          William J. Hopke

        /s/ Anton E. Schrafl           Director                 April 17, 1996
- -------------------------------------
          Anton E. Schrafl

           /s/ Bjorn Olsen             Director                 April 17, 1996
- -------------------------------------
             Bjorn Olsen

       /s/ Marguerite A. Piret         Director                 April 17, 1996
- -------------------------------------
         Marguerite A. Piret

         /s/ Donna L. Abelli           Vice President,          April 17, 1996
- -------------------------------------   Chief Financial
           Donna L. Abelli              Officer,Treasurer
                                        and Secretary

                                      32