Form 10-Q
period 1996-03-31
ORGANOGENESIS INC
filed 1996-05-13
CIK 779733

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 1996

                                 OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  _____________________ to _______________________


Commission file number 0-15246
                       -------


                                 ORGANOGENESIS INC.
                                 ------------------
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------




            DELAWARE                                  04-2871690
- - -------------------------------                  --------------------
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

Yes ( X )      No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at May 3, 1996 was 13,972,725 shares.

                                 ORGANOGENESIS INC.


                                 INDEX
                                 -----

                                                              Page
PART I - FINANCIAL INFORMATION                               Number
- - ------------------------------                               ------
Item 1 - Financial Statements

Consolidated Balance Sheets
at March 31, 1996 and December 31, 1995.......................   1

Consolidated Statements of Operations
for the three months ended March 31, 1996 and 1995............   2

Consolidated Statements of Cash Flows
for the three months ended March 31, 1996 and 1995............   3

Notes to Consolidated Financial Statements....................   4

Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations..............   6


PART II - OTHER INFORMATION
- - --------------------------------------------------------------

Item 1 - Legal Proceedings .................................    9

Item 2 - Changes in Securities ..............................   *

Item 3 - Defaults upon Senior Securities....................    *

Item 4 - Submission of Matters to a Vote of Security Holders.   *

Item 5 - Other Information.................................     9

Item 6 - Exhibits and Reports on Form 8-K....................   9

Signatures....................................................  10


* No information provided due to inapplicability of item

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                      March 31,1996   December 31,
                                                       (unaudited)        1995
                                                      --------------  -------------
ASSETS
 Current assets:
  Cash and cash equivalents                                $  1,407       $  2,569
  Investments                                                17,890         11,152
  Other current assets                                          688            557
                                                           --------       --------
                                                             19,985         14,278

 Property and equipment, net                                  4,778          4,942
 Other assets                                                    85             84
                                                           --------       --------
                                                           $ 24,848       $ 19,304
                                                           ========       ========
LIABILITIES
 Current liabilities:
  Accounts payable                                         $    861       $    605
  Accrued expenses                                              466            787
  Deferred revenue                                            2,187              -
                                                           --------       --------
                                                              3,514          1,392

 Deferred rent payable                                          103            114

 Commitments

STOCKHOLDERS' EQUITY
 Preferred Stock, par value $1.00; authorized
  1,000,000 shares; issued and converted
  250,000 Series A Convertible Preferred
  shares (liquidation preference - $2,000,000)                    -              -
 Preferred Stock, Series B Junior Participating,
   par value $1.00; authorized 50,000 shares;
   no shares  issued and outstanding                              -              -
 Common Stock, par value $.01; authorized
  20,000,000 shares; issued and outstanding
  13,970,663 and 13,732,437 shares as of
  March 31, 1996 and December 31,1995,
  respectively                                                  140            137
 Additional paid-in capital                                  82,530         77,341
 Accumulated deficit                                        (61,439)       (59,680)
                                                           --------       --------
  Total stockholders' equity                                 21,231         17,798
                                                           --------       --------
                                                           $ 24,848       $ 19,304
                                                           ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited, in thousands, except share data)

                                             For the
                                           Three Months
                                         Ended March 31,
                                    --------------------------
                                        1996          1995
                                    ------------  ------------

Revenues:
 Research and development support   $     1,813   $         -
 Contract revenue and royalties              21            17
 Interest income                            252           139
                                    -----------   -----------
                                          2,086           156
Costs and expenses:
 Research and development                 2,788         2,213
 General and administrative               1,057           889
                                    -----------   -----------

Net loss                            $    (1,759)  $    (2,946)
                                    ===========   ===========

  Net loss per common share               $(.13)        $(.25)
                                    ===========   ===========

Weighted average number of
   common shares outstanding         13,924,486    11,714,125
                                    ===========   ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                           For the
                                                       Three Months
                                                     Ended March 31,
                                                   --------------------
                                                     1996       1995
                                                   ---------  ---------

Cash flows from operating activities:
  Net loss                                          $(1,759)   $(2,946)
  Adjustment to reconcile net loss to
     cash used in operating activities:
     Depreciation                                       249        250
  Changes in assets and liabilities:
     Other current assets                              (131)      (103)
     Other assets                                        (1)         -
     Accounts payable                                   256         97
     Accrued expenses                                  (321)      (117)
     Deferred revenue                                 2,187        (13)
     Deferred rent payable                              (11)       (11)
                                                    -------    -------
Cash provided by (used in) operating activities         469     (2,843)
                                                    -------    -------

Cash flows from investing activities:
  Capital expenditures                                  (85)       (71)
  Purchases of investments                           (8,750)         -
  Sales/maturities of investments                     2,012         92
                                                    -------    -------
Cash provided by (used in) investing activities      (6,823)        21
                                                    -------    -------

Cash flows from financing activities:
  Proceeds from sale of common stock                  5,000          -
  Proceeds from exercise of stock options               192         70
                                                    -------    -------
Cash provided by financing activities                 5,192         70
                                                    -------    -------

Decrease in cash and cash equivalents                (1,162)    (2,752)
Cash and cash equivalents, beginning of period        2,569      3,187
                                                    -------    -------

Cash and cash equivalents, end of period            $ 1,407    $   435
                                                    =======    =======




   The accompanying notes are an integral part of the consolidated financial statements.

                                 ORGANOGENESIS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The Notes to Consolidated Financial Statements and other parts of this Form 10-Q contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented.

     The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1995 with the Securities and Exchange Commission.

2.   Collaborative Agreement:
     ------------------------

     In January 1996, the Company and Sandoz Ltd. ("Sandoz") entered into an agreement that grants Sandoz exclusive worldwide marketing rights to Graftskin/TM/. The Company will supply Sandoz's global requirements for the product and receive payment for each unit. The Company will also receive royalty revenues on all Graftskin/TM/ sales. In addition, Sandoz has agreed to provide the Company with up to $37,500,000 in equity investments, research support payments and milestone payments.

     In January 1996, the Company received an initial $5,000,000 equity investment at $23.37 per share. Additional equity investments of $10,500,000 will be made based upon certain events as stated in the agreement. As a result of this initial equity investment, Sandoz holds approximately 1.5% of the outstanding shares of the Company.

     In February 1996, the Company received proceeds from Sandoz of $4,000,000 representing the first contribution to the Company's research and development costs for Graftskin/TM/. The Company has recorded $1,813,000 as research and development support revenue in the accompanying consolidated statements of operations and $2,187,000 as deferred revenue in the accompanying consolidated balance sheets. Additional research and development support contributions are scheduled to be received by certain due dates as stated in the agreement.

     In addition to the equity investments and research and development support payments, the Company will receive non-refundable milestone payments based upon achievement of certain milestones as stated in the agreement.

     The Company and Sandoz have established a Joint Development Committee ("JDC"), which is comprised of representatives from both Companies, to oversee the global development activities of Graftskin/TM /. The JDC's main objective is the global registration of Graftskin/TM/ in the most expeditious and economical way possible.

3.   Revenue Recognition:
     --------------------

     Revenue under the collaborative agreement with Sandoz is recognized as related expenses are incurred. Deferred revenue arises from the difference between cash received and revenue recognized. Royalty revenue is recorded as earned.

4.   New Accounting Pronouncement:
     -----------------------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which is effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS 123 established a fair value based method of accounting for stock-based compensation plans. The Company intends to continue to apply current accounting rules and comply with the disclosure requirements of this standard in its consolidated financial statements for the year ended December 31, 1996.

5.   Reclassifications:
     ------------------

     Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

                               ORGANOGENESIS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview:
     ---------

     Organogenesis Inc. (the "Company") designs, develops and manufactures innovative medical therapeutics using living human cells and natural connective tissue components. The Company's cell therapies, matrix scaffold, and other tissue engineered products are designed to promote the establishment and growth of new tissues that maintain, restore or improve biological function. The Company's product development focus includes wound care, urology, cardiovascular surgery, and general surgery.

     The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company's competitors of new technologies or products that are more effective than the Company's, risks of failure of clinical trials, dependence on and retention of key personnel, protection of proprietary technology, compliance with U.S. Food and Drug Administration regulations, ability to transition from pilot-scale manufacturing to large-scale commercial production of products, uncertainty as to the availability of additional capital on acceptable terms, if at all, and the demand for the Company's products, if and when, approved.

     Results of Operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, the receipt, if any, of milestone and research and development support payments from Sandoz, the timing of certain expenses and the establishment, if any, of additional collaborative agreements.

     Results of Operations:
     ---------------------

     Revenues

     Research and development support revenue for the three month period ended March 31, 1996 was $1,813,000, attributable to the agreement with Sandoz (See "Notes to Consolidated Financial Statements"). There were no research and development support revenues for the same period in 1995.

     Contract revenue and royalties were $21,000 for the three month period ended March 31, 1996, as compared to $17,000 for the same period in 1995. The amount for 1996 was royalty revenue realized under a license agreement with Toyobo Ltd. ("Toyobo"), granting Toyobo a license to manufacture and market Testskin in Japan. During the same period in 1995, the Company did not realize any royalty revenues from this agreement. The amount for 1995 was contract revenue realized under an agreement with Biomet, Inc. ("Biomet") for the development of orthopedic implants using the Company's proprietary dense fibrillar collagen. The Company and Biomet have mutually agreed to replace the research agreement with a supply arrangement under which the Company will sell collagen to Biomet. Future revenues from this supply arrangement are not expected to be significant.

     Interest income was $252,000 for the three month period ended March 31, 1996, as compared to $139,000 for the same period in 1995. The increase in interest income was primarily from the investment of the equity and research and development support payments received from Sandoz of $9,000,000 during the first quarter of 1996 and the completion of a public offering in July 1995, in which the Company received net proceeds of $14,773,000.

     Costs and Expenses

     Research and development costs increased to $2,788,000 for the three month period ended March 31, 1996, from $2,213,000 for the same period in 1995. The increase was primarily due to the activities supporting the Company's lead product, Graftskin/TM/, including: development of routine updates to the venous ulcer premarket approval application, which is currently under review at the FDA with expedited review status; initiation of the diabetic ulcer pivotal trial; and preparation for product commercialization. The increase was also due to the Company's research collaborations with leading academic institutions, including Brigham and Women's Hospital and Harvard Medical School, to further expand its product portfolio.

     General and administrative expenses increased to $1,057,000 for the three month period ended March 31, 1996 from $889,000 for the same period in 1995. The increase was primarily due to personnel costs and to expanding the Company's public and investor relations programs.

     The Company's net loss for the first quarter of 1996 was $1,759,000, or $.13 per share, a decrease from the $2,946,000, or $.25 per share, net loss for the same period in 1995.


     Liquidity and Capital Resources:
     -------------------------------

     From inception, the Company has financed its operations through private and public placements of equity securities, as well as receipt of contract revenues, interest income from investments and, to a lesser extent, sale of products. At March 31, 1996 and December 31, 1995, respectively, the Company had cash, cash equivalents and investments in the aggregate of $19,297,000 and $13,721,000. The increase was primarily due to an equity investment of $5,000,000 and a research and development support payment of $4,000,000 received under the agreement with Sandoz (See "Notes to Consolidated Financial Statements"). The Company invests its cash in U.S. government agency bonds or notes, time deposits, commercial paper, corporate notes, certificates of deposit and money market funds. These securities have an A or A1 rating or better and generally mature within one year or less.

     The Company will continue to utilize working capital in 1996 related to ongoing research and development activities, conducting preclinical and clinical trials, enhancement of proprietary manufacturing technologies, manufacturing scale-up, filing and maintaining patents, expansion of business development, public and investor relations programs, and general and administrative resources. These activities will require substantial additional financial resources before the Company can expect to realize a net profit from product sales. The Company has not had, and does not anticipate having, significant revenue from the sale of its lead product, Graftskin/TM/, before 1997, at the earliest. While management believes that additional financing composed of equity investments and funding provided under collaborative agreements will be sufficient to fund future operations, and are being pursued, there can be no assurances that additional funds will be available when required on terms acceptable to the Company.

     The Company currently anticipates devoting substantial funds during 1996 to the purchase of capital equipment and leasehold improvements, expansion of its research and development programs and the commercialization of Graftskin/TM/. These activities are expected to involve the hiring of additional qualified personnel during 1996. The Company is also exploring the options available for a new facility for large-scale commercial production of products in the future.

     On March 12, 1996, the Company announced the initiation of a pivotal clinical trial to assess the efficacy and safety of Graftskin/TM/ for the treatment of diabetic ulcers. In addition, another pivotal trial, for decubitus ulcers, is expected to begin within the next twelve months. The Company intends to devote significant funds to conducting these pivotal trials and to other activities requiring regulatory review or approval during 1996 and beyond. The approval process may require additional testing and cost more than is currently planned for by the Company.

     Based upon its current plans, the Company believes that future equity and research and development support contributions from Sandoz, together with existing working capital, will be sufficient to fund its operations at least through the second quarter of 1997. However, the Company's capital requirements may vary depending on numerous factors, including: progress of the Company's research and development programs; time required to obtain regulatory approvals; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and the demand for the Company's products, if and when, approved.

                                 ORGANOGENESIS INC.


PART II - OTHER INFORMATION

ITEM 3.   LEGAL PROCEEDINGS

     In December 1995, the Company announced that an alleged class action lawsuit had been filed against it alleging federal securities law violations. On March 14, 1996, the Company announced that this lawsuit was dismissed without prejudice. No payment or compensation of any kind was made to the plaintiff or his counsel in connection with this dismissal.

ITEM 5.      OTHER INFORMATION

     On March 12, 1996, the Company announced the initiation of a pivotal trial to assess the efficacy and safety of Graftskin/TM/ for the treatment of diabetic ulcers. The U.S. Food and Drug Administration ("FDA") has informed the Company that its Premarket Approval Application ("PMA") for use in diabetic ulcers will receive expedited review status when filed, which means it will receive priority review over other pending PMAs and 510(k)s at the FDA.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- None.

     (b) Reports on Form 8-K

          (i) A current report on Form 8-K dated January 17, 1996 was filed by the Registrant reporting that it had entered into an agreement with Sandoz Ltd. ("Sandoz") which grants Sandoz worldwide marketing rights to Graftskin/TM/.

                              ORGANOGENESIS INC.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the
registrant has duly   caused this report to be signed on its behalf by the
undersigned thereunto duly authorized.



                                                  ORGANOGENESIS INC.
                                                  ------------------
                                                     (Registrant)



     Date:   May 13, 1996     /S/ Herbert M. Stein
     --------------------     --------------------
                              Herbert M. Stein, Chairman
                              and Chief Executive Officer
                              (Principal Executive Officer)



     Date:   May 13, 1996      /S/ Donna L. Abelli
             ------------      -------------------
                              Donna L. Abelli, Vice President Finance and
                              Administration, Chief Financial  Officer,
                              Treasurer and Secretary
                              (Principal Financial and Accounting Officer)