Form 10-K/A
period 1995-12-31
ORGANOGENESIS INC
filed 1996-07-24
CIK 779733

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              Amendment No. 2 to
                                  FORM 10-K/A

                               ----------------

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

  CELL SCIENCE. The ability to work with and manipulate cells is central to fully realizing the potential of tissue engineering. Cells are the building blocks of life. They make up the organs of the body, serving physical, metabolic, and other specialized functions. Organogenesis' emphasis on the significance of cell science to tissue engineering has led not only to Graftskin(TM), but also has provided valuable experience for the future in such areas as:


  -- Cell sourcing                         -- Transplantation immunology

  -- Specialized culture systems and media -- Cell delivery and therapy design

  -- Human cell bank production            -- Cryopreservation of complex
                                              tissues

  -- Cell safety screening and functional testing

  Organogenesis has established significant expertise in the areas of cell biology, cryopreservation technology, and immunology.

  Cell Biology. Organogenesis has significant expertise in the science of three-dimensional organotypic cell culture--the ability to produce living cultures of cells with the properties and functions typical of the organ from which they were derived. For example, Graftskin(TM) is a three-dimensional, organotypic skin product. This and other models (cornea) have provided important scientific findings on cell-to-cell interaction, cell and matrix interaction, and extracellular matrix production.

  By employing its cell growth and organotypic culture technologies, Organogenesis has gained important knowledge of cell regulatory mechanisms and factors controlling cell growth and tissue formation which will be broadly applicable to many cell types. This expertise in cell biology should enable Organogenesis to expand further into other cell therapy product opportunities.

  Cryopreservation Technology. Organogenesis also has a leadership position in the field of cryopreservation--the ability to freeze complex living cell systems and then restore them to original temperature without significant loss of cell viability or functionality. Organogenesis' cryopreservation technology will facilitate worldwide distribution of Graftskin(TM). It will also enable Organogenesis to fully exploit opportunities in the cell therapy arena. The Company is aggressively protecting all aspects of its proprietary cryopreservation technology through a comprehensive patenting program, and currently has four separate cryopreservation patents allowed or pending in the U.S. alone.

  Immunology. Immunology plays a critical role in tissue engineering both in determining the body's reaction to a biomaterial and assisting in the transfer of human cells between individuals (allogeneic cells). Organogenesis has a strong in-house immunology department which supports both safety evaluation of its products and new product development.

  The ability to transplant cells from one individual to another is particularly critical to the development and commercialization of "off-the-shelf" tissues. For example, the cells used in Graftskin(TM) are derived from infant foreskin tissue that would normally be discarded. Using proprietary cell culture technology, one postage stamp-sized piece of foreskin can yield approximately four acres of Graftskin(TM) tissue.

  Immunological screening of Graftskin(TM) recipients also shows no evidence of immune response to the cell types used, indicating that allogeneic keratinocyte and fibroblast cells can be used safely and effectively. These findings represent an important step for the clinical validation of the Graftskin(TM) technology. Such studies also provide critical evidence to support the general concept of the immune compatibility of allogeneic cells and will positively impact the future of cell therapy, transplantation, and other areas of tissue engineering.

  To ensure it remains an innovator in immunobiology, Organogenesis has established relationships with experts in the field. One of these relationships is its collaboration with faculty at Childeren's Hospital in Boston to further advance understanding of graft acceptance. Organogenesis' in-house expertise and its relationships with outside experts position the Company to expand its pipeline in tissue equivalents, cell therapies and other areas of tissue engineering where immunological expertise is important.

  CONNECTIVE TISSUE SCIENCES. Recognizing the importance of the extracellular matrix to cell growth and differentiation, the Connective Tissue Sciences group was also established to develop cell-compatible collagen for the living tissue equivalent program.

  Through this group, Organogenesis has developed proprietary technology relating to the extracellular matrix, including technology enabling it to produce an array of cell-compatible collagen products. Organogenesis' collagen has been shown to support cell growth and interaction in two different types of settings:

  . When cells are added to Organogenesis' collagen during product manufacturing, the collagen supports cell growth, differentiation and interaction. This allows Organogenesis to develop products such as living tissue equivalents and other types of cell therapies.
     Graftskin(TM) is an example of this use of Organogenesis' collagen.

  . When used as an implant by itself, Organogenesis' collagen helps foster and direct the ingrowth of the patient's cells and blood vessels. Over time, the recipient's body gradually replaces the implant's collagen with its own tissue to form a fully functional analog of the missing tissue using the implant as a guide.

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

  Augmenting this flexibility, in October 1995, the Company was issued a patent (U.S. patent No. 5,460,962) on its proprietary method for cold chemical sterilization. This process enables Organogenesis to sterilize collagen while maintaining its cell compatibility. Also in 1995, Organogenesis was issued patents in both Japan and pan-Europe relating to its manipulation of collagen into different forms.

  Organogenesis is capitalizing on its connective tissue expertise through a number of internal and external programs.

PRODUCTS

  The Company is using its cell science and connective tissue science technologies and expertise in a number of areas including wound care, urology, cardiovascular medicine, and general surgery. It is also exploring additional opportunities in the areas of plastic surgery, orthopedics, ophthalmalogy, and oral cavity medicine. The Company seeks to design, develop and manufacture products, derived from proprietary technology and manufacturing processes, to be used as treatments in these areas. The Company's most advanced product, Graftskin/TM/ is currently under review by the FDA for marketing approval and is not commercially available at this time. The following table summarizes the potential applications and status of development of the Company's products.



     Product                Therapeutic Indication        Status of Development
     -------                ----------------------        ---------------------
Wound Care
 Graftskin(TM)               Venuous stasis ulcers        PMA under review by EDA
                             Donor site wounds            Human clinical trials
                             Dermatological surgery       Human clinical trials
                               wounds
                             Burn wounds                  Human clinical trials
                             Diabetic ulcers              Clinical trial to start 1Q96
                             Decubitus ulcers             Clinical trial to start within 12 months

Urology
 Collagen injectable         Urinary incontinence         Preclinical
 Bladder neck sling          Urinary incontinence         Research
 Bladder Patch               Bladder/urethral repair      Research
                             Urinary incontinence

Cardiovascular Surgery
 Graftartery                 Coronary artery by-pass      Preclinical
                             Peripheral vascular disease  Preclinical
 Stent coating               Coronary artery              Preclinical
                             Peripheral artery            Preclinical
                             Aortic stent graft           Research

General and Plastic Surgery
 Surgical Patch              Soft tissue repair           Preclinical
                               procedures
 Soft tissue filler          Soft tissue augmentation     Preclinical

New Cell Therapies
 Organ assist devices                                     Research
 Cell transplantation                                     Research


 CELL THERAPIES

  GRAFTSKIN(TM)

  The Company's most advanced product, Graftskin(TM), is a Living Skin Equivalent (LSETM) for the treatment of skin wounds. These include wounds traditionally treated with skin, such as burn wounds and wounds due to dermatological surgery, as well as the broader market of wounds which would benefit from a biologically active cell therapy, such as chronic wounds (e.g. venous stasis ulcers, diabetic ulcers and decubitus ulcers).

  As is discussed under Item 7, Management's Discussion and Analysis, on
January 17, 1996, Organogenesis and Sandoz Ltd. jointly announced that Sandoz has been granted exclusive worldwide marketing rights for Graftskin(TM), while Organogenesis has exclusive global manufacturing rights. This agreement is structured to leverage the potential of Graftskin(TM) and the strength of Sandoz to provide Organogenesis with two on-going revenue streams. Organogenesis will receive royalties on all Graftskin(TM) sales, benefiting from Sandoz's strong sales and marketing capabilities and its support for new uses for Graftskin(TM). Additionally, Organogenesis will supply Sandoz's global requirements for Graftskin(TM) and receive payment for each unit, again capitalizing on Sandoz's strength in marketing the product. In addition, Organogenesis will receive from Sandoz equity payments, research support payments and milestone payments potentially totaling $37.5 million.

  Product Description.

  Graftskin(TM) was developed to be a Living Skin Equivalent. Like human skin, Graftskin(TM) as both an upper epidermal layer and a lower dermal layer. The dermal layer of Graftskin(TM) is comprised of living human fibroblasts--the most common cell type of the human dermis--interacting in a collagen matrix as they would in human skin. The epidermal layer is comprised of living human keratinocytes--the most common cell type of the human epidermis-that have organized themselves as they would in human skin. One structure formed by the keratinocytes is the outer stratum corneum layer, the primary protective layer of skin. To achieve this high level of organization, Graftskin(TM) is made using patented three dimensional cell culture technology (organotypic culture) which produces tissue with properties reflective of the native organ. Graftskin(TM) looks, feels and handles like human skin.

  Like human skin, Graftskin(TM) is multi-functional. Its different components--the stratum corneum, the keratinocytes, the fibroblasts, and the collagen matrix--can affect the wound healing process in different, but related, ways. Most importantly, these components can interact synergistically as they would in human skin. Graftskin/(TM)/ interacts with the wound bed in a way that provides flexibility of response and maximizes the chance for successful healing.

  Regulatory and Clinical Status

  Regulatory Status.

  In 1995, the Company submitted to the United States Food and Drug Administration ("FDA"), and the FDA accepted for filing, the Graftskin(TM) Premarket Approval Application ("PMA") for use in the treatment of venous ulcers. The official filing date for this PMA was October 4, 1995. The basis for this submission was the Graftskin(TM) venous ulcer pivotal trial discussed below.

  The FDA has granted expedited review status to this PMA, which means it receives priority in review over other pending device regulatory applications. PMA applications under expedited review status are still subject to all other controls and requirements applicable to PMAs in the standard review process.

  There can be no assurance that the Company will obtain the approvals needed to market Graftskin(TM) or that Graftskin(TM) will be successfully commercialized.

 Chronic wounds

  Today, an estimated 4 million people in the U.S. alone suffer from chronic wounds, including venous ulcers, diabetic ulcers and decubitus ulcers. An estimated 900,000-1.5 million of these patients suffer from venous ulcers. These are generally considered to be the most difficult to heal of the chronic wounds, as they are associated with the greatest compromise of the patient's own wound healing ability. In the Graftskin(TM) venous ulcer pivotal trial, approximately half of the patients enrolled had their ulcer for a year or longer, which is reflective of the venous ulcer patient population in the community. The Graftskin(TM) venous ulcer pivotal trial, conducted under an Investigational Device Exemption ("IDE") Supplement from the FDA, was a prospective, randomized, controlled multi-center study performed at fifteen centers. It is the largest study of this type ever to be presented on the treatment of venous ulcers. The IDE Supplement allowed the participation of up to 300 patients in this clinical trial. Patient enrollment in this study was completed in 1994 with 293 patients, and the efficacy evaluation phase and data analysis were completed in 1995. The primary endpoints of this study were: (1) frequency of 100% wound closure and (2) time to 100% wound closure.

  This study showed that GraftskinTM achieved 100% wound closure in more patients, and achieved it faster, than standard compression therapy, the current standard of care. Both of these primary endpoints were highly statistically significant. Graftskin(TM) was found to be highly effective even in difficult-to-heal ulcers, such as ulcers of extended duration and deep dermal ulcers. Graftskin(TM) was also found to have an excellent safety profile, with no sign of tissue rejection.

  Traditional wound healing products must rely on the patient's own wound healing ability to try to close the wound. In this study, GraftskinTM was found to provide biologic wound closure, and was thus able to contribute directly to the wound healing process. This is believed to be why GraftskinTM can heal wounds that have remained open for long periods of time.

  The Company is currently initiating a pivotal clinical trial to study Graftskin(TM) in the treatment of diabetic ulcers. Organogenesis also expects to initiate a pivotal clinical trial to study Graftskin(TM) on the treatment of decubitus ulcers within the next twelve months.

 Burn Wounds.

  Another clinical indication for Graftskin(TM) is for the use in the treatment of burn wounds. Each year, about 100,000 people in the U.S. alone are hospitalized for the treatment of burns.

  The Company has completed the patient enrollment and efficacy evaluation phase of this trial, and is currently doing safety follow-up and data analysis. Over 75 patients were enrolled at six clinical centers. Available data from this study suggests that meshed Graftskin(TM) placed over meshed autograft may function as a skin replacement. Graftskin(TM) may be able to reduce the number of autograft procedures required--thus reducing hospitalization costs--and improve cosmetic and functional properties of the damaged areas.

 Dermatological Surgery.

  Graftskin(TM) is also being developed for use in the treatment of wounds created by dermatological surgery, such as for removal of skin cancers, birthmarks and tattoos. These wounds are sometimes treated using the patient's skin as a graft, necessitating a second wound site and thus increasing procedure cost and morbidity. Approximately one million dermatological procedures are performed annually on a global basis.

  The Company has completed enrollment for a pivotal trial in this indication, involving more than 100 patients at eight centers throughout the United States. The efficacy and safety evaluation phase of this study has been completed and the data are being analyzed. While the data from this study is currently being analyzed, interim results suggest that Graftskin(TM) treatment provides immediate closure, resurfacing of the wound with epithelium, rapid healing and good cosmetic results.

  NEW CELL SYSTEMS

  To further leverage its cell therapy technologies, in early 1996 Organogenesis established a New Cell Systems group. This group will define, and then spearhead, the development of Organogenesis' next cell therapy products. To head this group, Organogenesis is building a team which includes individuals with expertise in the fields of living cell encapsulation and organ assist devices--skills which are highly complementary to Organogenesis' established technological strengths (e.g. in cell culture, immunology, cryopreservation).

 CONNECTIVE TISSUE PRODUCTS

  Organogenesis is capitalizing on its connective tissue expertise through a number of internal and external programs, including Matrix Scaffold products, ECM Pharma(TM), and Biomaterials.

  Matrix Scaffold Products

  The cell compatibility and strength of Organogenesis' collagen products make them well-suited for applications requiring an implant which can serve not only the immediate physical function, but also can foster and direct the ingrowth of host cells and blood vessels--the process that enables the host to form a fully functional replacement for the original tissue using the implant as a scaffold. Currently, many surgical procedures require obtaining patient tissue from elsewhere in the body (autologous material) for use as the repair material (e.g., a graft or a patch). Harvesting autologous material creates the need for an additional invasive procedure, thereby increasing procedure cost, duration, and morbidity. Synthetic implants, primarily plastics, have been developed by other companies to provide an "off-the-shelf" alternative; however, synthetics are incapable of achieving host integration and perform poorly in many applications.

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

  To address this need, Organogenesis is utilizing its expertise in tissue engineering to design an injectable product intended to offer improved performance. The Company's product is being designed to provide retention of position, so that it can provide the necessary support to the sphincter. It is also being designed to allow population by the patient's own cells, and the gradual replacement of the Organogenesis collagen by collagen produced by the patient's own cells. Thus, the Company is designing its product to provide permanence of benefit without permanence of product. Among the 25 million women with urinary incontinence, for some the only option is surgery. Currently about 100,000 surgical procedures are performed annually in the U.S. for this condition. A major limitation of the current procedure is that it requires harvesting autologous material--patient fascia--for use as a sling for the bladder. For these patients, the Company is also developing a bladder sling. This would serve as an "off-the-shelf" alternative to use of autologous material, thus reducing procedure cost and morbidity, and broadening its appeal to both physicians and patients.

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

  Despite the size of this market and the number of major companies which have tried to develop small diameter arterial grafts, the principal graft material used for CABG remains patient (autologous) saphenous vein (ASV). Use of ASV creates a second wound site, with associated pain and complications. It also greatly increases the duration, and thus the cost, of the CABG procedure. However, ASV offers a feature not obtainable with synthetics--the ability to foster the ingrowth of patient cells and sustain a smooth, open juncture between the graft and the neighboring blood vessel.

  To address this need, Organogenesis is developing Graftartery. Graftartery is being engineered to provide the flexibility, host-integration and handling characteristics of ASV with the advantage of being off-the-shelf. Graftartery has shown encouraging findings in preclinical studies, and its development is continuing.

  Stent Coating

  In 1995, an estimated 460,000 PTCA procedures were performed to re- open narrowed coronary arteries in the U.S. alone. In this procedure, arteries narrowed by atherosclerosis are re-opened by inflating a small balloon at the point of narrowing. While some patients are better treated with CABG than PTCA, for many patients PTCA offers appropriate therapy and has the advantage over CABG of being minimally invasive. A prime disadvantage of PTCA is that, historically, approximately 20-40% of arteries opened via PTCA re-narrow within a year due to a process called restenosis. To reduce the incidence of restenosis, small structures (stents) are now available for insertion at the point of the balloon inflation to help keep the artery open. It has been projected that stents will be used in half of PTCA procedures within the next few years. Stents reduce the incidence of restenosis by about 25-30%; thus, it still remains a common problem post-PTCA.

  To address this need, Organogenesis is also developing a collagen- coating for endovascular stents. This coating could be applied by a stent manufacturer to improve stent performance. The ability of the Company's collagen to foster the ingrowth of host cells is felt to provide an important benefit by helping to shield the stent from the artery wall, while also providing a smooth flow surface for the blood stream.

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

  ECM Pharma(TM)

  In 1994, the Company established ECM Pharma(TM) to conduct research on the discovery and development of human therapeutics based on, or targeted to, the extracellular matrix. This matrix, which includes collagen, is the biologically active complex surrounding the cells.

  In 1995, ECM Pharma(TM) licensed from Harvard University a compound which has the potential to regulate the breakdown of extracellular matrix and thus to modify tissue remodeling. ECM Pharma(TM) has also entered into a research collaboration with Harvard Medical School related to the discovery of extracellular matrix-related therapeutics. One such program relates to keloids, a condition characterized by abnormal scarring in response to injury. This condition can cause considerable cosmetic and symptomatic problems in young adults, particularly in non-white populations.

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

  The regulatory status of Graftskin(TM) is as follows: In 1989, the FDA granted the Company an IDE for clinical testing of Graftskin(TM) on burn patients. In 1992, the FDA granted the Company IDE Supplements for clinical testing of Graftskin(TM) for the treatment of chronic skin ulcers and clean excision wounds. In late March 1995, the Company held its pre-PMA meeting with the FDA. The Graftskin(TM) venous ulcer PMA was later submitted, and has been officially filed by the FDA with a filing date of October 4, 1995. The FDA has granted expedited review status to this PMA, which means it receives priority review over other pending device regulatory applications.

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

MANUFACTURING AND SOURCES OF SUPPLY

  The Company manufactures Graftskin(TM) for use in its clinical trials at its Canton, Massachusetts facility and intends to manufacture Graftskin(TM) for commercial sale at the facility. See "Item 2--PROPERTIES."

  Among the fundamental raw materials needed to fabricate Graftskin(TM) is a small number of keratinocyte and fibroblast cells. In order for products of the Company made with these initial cells to be used as a replacement for human skin, it is critical that the cells be disease-free. The Company has experienced no difficulty obtaining cells, and has established a mechanism for obtaining screened cells from donors certified by blood testing to be free of the HIV or "AIDS" virus and other pathogens.

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

RESEARCH AND OTHER AGREEMENTS

  In March 1995, ECM Pharma(TM) signed a research agreement, with an option to negotiate a license, with Harvard Medical School to supplement research related to the discovery of extracellular matrix-related therapeutics.

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

  The Company also has agreements with thirty-one clinical sites, to conduct human clinical trials of Graftskin(TM). Clinical trials are used to test Graftskin(TM) safety and effectiveness as a treatment for chronic ulcers, wounds resulting from dermatological surgery and burns.

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

EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth the name, age, and current position of each officer of the Company who was an executive officer on December 31, 1995:

          NAME            AGE                         POSITION
          ----            ---                         --------
Herbert M. Stein........   67 Chairman, Chief Executive Officer and Director
Dr. David T. Rovee......   56 President, Chief Operating Officer and Director
Dr. Robert Buehler......   48 Vice President--Operations
Joel T. Cademartori.....   53 Vice President--Regulatory Affairs, Quality Assurance and
                               Quality Control
Dr. Paul Kemp...........   39 Vice President--Matrix Research
Dr. Nancy L. Parenteau..   42 Senior Vice President and Chief Scientific Officer
Dr. Michael L.             40 Senior Vice President--Corporate Development and
 Sabolinski.............       Medical Affairs

  Mr. Stein became Chairman of the Board of Directors in February 1991. He has been a Director of the Company since October 1986 and the Chief Executive Officer of the Company since January 1987. Mr. Stein was the Vice Chairman of the Board of Directors of the Company from January 1987 to February 1991. Mr. Stein is also a director of EKCO Group, Inc.

  Dr. Rovee became President, Chief Operating Officer in February 1994. He became a Director of the Company in March 1994. Dr. Rovee joined the Company in September 1991 as a consultant and was elected Vice President--Research and Development of the Company in November 1991. Prior to joining the Company, Dr. Rovee had been with Johnson & Johnson for 25 years, most recently as Vice President of Research and Development for J&J Patient Care, Inc.

  Dr. Buehler was elected as Vice President--Operations in November 1995. Dr Buehler was Director, Process Development from August 1994 to November 1995, Director, Quality Assurance from June 1993 to August 1994, Director, Operations from June 1988 to June 1993.

  Mr. Cademartori was elected as Vice President--Regulatory Affairs, Quality Assurance and Quality Control in August 1995. Mr Cademartori joined the Company in October 1994 as Director of Quality Assurance. Prior to joining the Company, Mr. Cademartori was an independent consultant of medical products and quality assurance for various companies from December 1990 to October 1994. Mr Cademartori was in General Management for Johnson & Johnson Medical Products from June 1972 to December 1990.

  Dr. Kemp was elected as Vice President--Matrix Research in August 1995. Dr. Kemp was Vice President--Connective Tissue Science from February 1994 to August 1995, Director, Matrix Engineering from 1990 to 1994, Director, Collagen Production from 1990 to 1992, Group Leader, Matrix Biochemistry from 1988 to 1990 and Staff Scientist, Matrix Biochemistry from 1987 to 1988.

  Dr. Parenteau was elected as Senior Vice President and Chief Scientific Officer in August 1995. Dr. Parenteau was Vice President--Cell and Tissue Science from February 1994 to August 1995, Director--Cell Biology Research from 1989 to 1994, Project Director--Living Skin Equivalent and Co-Director of Research from 1987 to 1989 and Group Leader--Cell Biology from 1986 to 1987.

  Dr. Sabolinski was elected as Senior Vice President--Corporate Development and Medical Affairs in August 1995. Dr Sabolinski was Vice President--Medical and Regulatory Affairs of the Company from February 1994 to August 1995. Dr. Sabolinski joined the Company in April 1992 as Director of Clinical and Regulatory Affairs. Prior to joining the Company, Dr. Sabolinski was Vice President of Clinical Affairs at Advanced Tissue Sciences from November 1991 to March 1992. From 1989 to November 1991, Dr. Sabolinski was Director of Cardiovascular Products at Sandoz Pharmaceuticals Corp.

  Ms. Donna L. Abelli was elected as Vice President--Finance and
Administration, Chief Financial Officer, Treasurer and Secretary in March 1996. Prior to joining the Company, Ms. Abelli had been with the Big Six accounting firm of Coopers & Lybrand L.L.P. for 15 years, most recently as a partner since 1992.

EMPLOYEES

  As of March 1, 1996, the Company has 99 full-time employees. The Company has 56 employees devoted to research and development and 28 employees devoted to production and support of Graftskin(TM) and other products. The Company has established a stock option plan providing equity incentives to all key employees, an employee stock purchase plan and a 401 (k) plan for all of its full-time employees. The Company believes that through equity participation, attractive fringe benefit programs and the opportunity to contribute to the development of new products using technology, the Company will continue to be able to attract highly qualified personnel.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  3. Exhibits:

     The exhibits filed as a part of this Annual Report on Form 10-K/A are listed in the Exhibit Index immediately preceding the exhibits. The Registrant has identified in the Exhibit Index each management contract and compensatory plan filed as an exhibit to this Form 10-K/A in response to Item 14(c) of Form 10-K.

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

                                          Organogenesis Inc.


                                          BY:  /s/ ALBERT K. FEDERICO
                                              _________________________________
                                                    ALBERT K. FEDERICO
                                               Principal Accounting Manager

                                          Date: July 24, 1996

                                 EXHIBIT INDEX

 EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
 -----------                       ----------------------
  (3)(a)     --Restated Certificate of Incorporation of the Company.(1)
     (b)     --Certificate of Amendment to the Restated Certificate of
               Incorporation of the Company.(10)
     (c)     --Certificate of Stock Designation, Number, Voting Powers,
               Preferences and Rights of the Series of the Preferred Stock of
               Organogenesis Inc. to be Designated Series A Convertible
               Preferred Stock.(11)
     (d)     --Certificate of Designation, filed with the Secretary of State of the State of Delaware on August 29, 1995.(18)
     (e)     --By-Laws of the Company, as amended.(2)
     (f)     --Rights Agreement, dated as of September 1, 1995, between the
               Company and American Stock Transfer & Trust Company.(18)
     (g)     --Form of Unit Warrant Agreement.(19)
     (h)     --Form of Investment Agreement.(19)
  (4)(a)     --Form of Warrant Agreement with respect to Warrants included as part of the Units of the Company's securities.(1)
     (b)     --Notice of Redemption of the Company's Redeemable Common Stock
               Purchase Warrants.(3)
     (c)     --Form of Unit Purchase Option, dated December 18, 1986, issued to each of the Company's Unit Purchase Option holders.(4)
     (d)     --Form of Stock Registration Rights Agreement, dated February 23,
               1990, between the Company and certain security holders.(4)
     (e)     --Form of Common Stock Purchase Warrant, dated February 23, 1990, issued to certain security holders.(9)
 (10)(a)     --1986 Stock Option Plan of the Company, as amended.*(14)
     (b)     --1991 Director Stock Option Plan of the Company.*(14)
     (c)     --1991 Employee Stock Purchase Plan of the Company.*(14)
     (d)     --1994 Director Stock Option Plan of the Company.(17)*
     (e)     --License Agreement among the Company, Eugene Bell and
               Massachusetts Institute of Technology dated December 16, 1985
               ("MIT License Agreement").(1)
     (f)     --Amendment to MIT License Agreement, dated October 22, 1986.(1)
     (g)     --Second Amendment to MIT License Agreement, dated as of March 31,
               1988.(8)
     (h)     --Clinical Trial Agreement between the Company and the Western
               Pennsylvania Hospital dated August 1, 1986, as amended by an amendment dated September 8, 1986.(1)
     (i)     --Research and Supply Agreement between the Company and Eli Lilly and Company dated July 1, 1987.(6)
     (j)     --Research and Supply Agreement between the Company and Eli Lilly and Company dated July 1, 1991.(12)
     (k)     --Subscription Agreement between the Company and a purchaser of the Series A Convertible Preferred Stock and 10% Subordinated
               Promissory Notes dated as of July 3, 1986, with a schedule of additional purchasers.(1)

 EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
 -----------                       ----------------------
  (l)        --Indenture of Lease between Canton Commerce Center Limited
               Partnership and the Company, dated as of July 10, 1989.(9)
  (m)        --Agreement between the Company and Symmes, Maini & McKee
               Associates, Inc., dated as of July 10, 1989.(9)
  (n)        --Settlement Agreement and Release between the Company and Eugene
               L. Mainen dated October 2, 1986.(1)
  (o)        --Invention, Non-Disclosure and Non-Competition Agreement
               betweenthe Company and Dr. Crispin B. Weinberg dated as of May
               31, 1985.(1)
  (p)        --Invention, Non-Disclosure and Non-Competition Agreement between the Company and Dr. Eugene Bell dated as of September 30,
               1986.(1)
  (q)        --Non-Statutory Stock Option Agreement between the Company and
               Herbert M. Stein dated April 7, 1987.(7)
  (r)        --Letter Agreement between the Company and Dr. Harold B. Reisman dated January 17, 1989.(5)
  (s)        --Letter Agreement between the Company and Dr. David T. Rovee dated September 23, 1991.(14)
  (t)        --Agreement between Biomet, Inc. and Organogenesis Inc. dated July
               27, 1993.(15)
  (u)        --1995 Stock Option Plan.*(20)
  (v)        --The License and Supply Agreement between the Company and Sandoz
               Pharma Ltd., dated as of January 17, 1996 (Filed Herewith).**
  (w)        --The Stock Purchase Agreement between the Company and Sandoz
               Pharma Ltd., dated as of January 17, 1996 (Filed Herewith).**
 (21)        --Subsidiaries of the Company (Previously Filed).
 (23)        --Consent of Coopers & Lybrand L.L.P. (Previously Filed).

- --------
 (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-9832).
 (2) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1987.
 (3) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed February 18, 1987.
 (4) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-3 (File No. 33-33914).
 (5) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 33-12761).
 (6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed August 14, 1987.
 (7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 30, 1988.
 (8) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1989.
 (9) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed April 2, 1990.
(10) Incorporated herein by reference to Exhibit 3(a) to the Company's Form 10-K, filed April 1, 1991.
(11) Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q, filed August 13, 1991.
(12) Incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q, filed November 5, 1991.

(13) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 30, 1992.
(14) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 31, 1993.
(15) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, filed August 13, 1993.
(16) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1994.
(17) Incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed April 19, 1994.
(18) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed August 29, 1995
(19) Incorporated herein by reference to the exhibits to the Company's Amended Registration Statement on Form S-3, filed July 5, 1995.
(20) Incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed April 14, 1995.
- --------
 * Management contract or compensatory plan identified pursuant to Item
   14(a)3.
**Confidential Treatment requested.