Form 10-Q
period 1996-06-30
ORGANOGENESIS INC
filed 1996-08-13
CIK 779733

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM  _____ TO _____

                         COMMISSION FILE NUMBER 1-9898
                                                ------


                              ORGANOGENESIS INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                       04-2871690
    ----------------------                                ----------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification number)


      150 DAN ROAD, CANTON, MA                                02021
      -------------------------                              -------
  (Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (617) 575-0775
                             ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X ) No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at August 5, 1996 was 14,032,513 shares.

                                 ORGANOGENESIS INC.


                                 INDEX
                                 -----

                                                                                                   Page
PART I - FINANCIAL INFORMATION                                                                    Number
- - ------------------------------                                                                    ------

Item 1 - Financial Statements

         Consolidated Balance Sheets
                at June 30, 1996 and December 31, 1995....................................           3

         Consolidated Statements of Operations
                for the three-month and six-month periods ended June 30, 1996 and 1995....           4

         Consolidated Statements of Cash Flows
                for the six months ended June 30, 1996 and 1995..........................            5

         Notes to Consolidated Financial Statements......................................            6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................................            8

PART II - OTHER INFORMATION
- - ---------------------------

Item 1 - Legal Proceedings...............................................................            *

Item 2 - Changes in Securities...........................................................            *

Item 3 - Defaults upon Senior Securities.................................................            *

Item 4 - Submission of Matters to a Vote of Security Holders.............................           11

Item 5 - Other Information...............................................................            *

Item 6 - Exhibits and Reports on Form 8-K................................................           11

Signatures...............................................................................           12


* No information provided due to inapplicability of item

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                      June 30,1996   December 31,
                                                       (unaudited)       1995
                                                      -------------  -------------
ASSETS
 Current assets:
  Cash and cash equivalents                               $  3,339       $  2,569
  Investments                                               15,932         11,152
  Other current assets                                         560            557
                                                          --------       --------
                                                            19,831         14,278

 Property and equipment, net                                 4,749          4,942
 Other assets                                                   85             84
                                                          --------       --------
                                                          $ 24,665       $ 19,304
                                                          ========       ========

LIABILITIES
 Current liabilities:
  Accounts payable                                        $    618       $    605
  Accrued expenses                                             742            787
  Deferred revenue                                           2,500              -
                                                          --------       --------
                                                             3,860          1,392

 Deferred rent payable                                          93            114


STOCKHOLDERS' EQUITY
 Preferred Stock, par value $1.00; authorized
  1,000,000 shares; issued and converted
  250,000 Series A Convertible Preferred
  shares (liquidation preference - $2,000,000)                   -              -
   Preferred Stock, Series B Junior Participating,
  par value $1.00; authorized 50,000 shares;
no shares  issued and outstanding                                -              -
 Common Stock, par value $.01; authorized
  40,000,000 shares; issued and outstanding
  14,028,361 and 13,732,437 shares as of
  June 30, 1996 and December 31,1995,
  respectively                                                 140            137
 Additional paid-in capital                                 83,103         77,341
 Accumulated deficit                                       (62,531)       (59,680)
                                                          --------       --------
  Total stockholders' equity                                20,712         17,798
                                                          --------       --------
                                                          $ 24,665       $ 19,304
                                                          ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited, in thousands, except share data)


                                                For the                     For the
                                              Three Months                 Six Months
                                             Ended June 30,              Ended June 30,
                                       --------------------------  --------------------------
                                           1996          1995          1996          1995
                                       ------------  ------------  ------------  ------------

Revenues:
   Research and development support    $     2,187   $         -   $     4,000   $         -
   Contract revenue and royalties                -             -            21            17
 Interest income                               239            98           491           237
                                       -----------   -----------   -----------   -----------
  Total revenues                             2,426            98         4,512           254
                                       -----------   -----------   -----------   -----------

Costs and expenses:
   Research and development                  2,500         2,316         5,288         4,529
   General and administrative                1,018           975         2,075         1,864
                                       -----------   -----------   -----------   -----------
  Total costs and expenses                   3,518         3,291         7,363         6,393
                                       -----------   -----------   -----------   -----------
Net loss                               $    (1,092)  $    (3,193)  $    (2,851)  $    (6,139)
                                       ===========   ===========   ===========   ===========

Net loss per common share                    $(.08)        $(.27)        $(.20)        $(.52)
                                       ===========   ===========   ===========   ===========

Weighted average number of
 common shares outstanding              14,021,495    11,722,504    13,972,966    11,719,313
                                       ===========   ===========   ===========   ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                          For the
                                                         Six Months
                                                       Ended June 30,
                                                    --------------------
                                                      1996       1995
                                                    ---------  ---------

Cash flows from operating activities:
  Net loss                                           $(2,851)   $(6,139)
  Adjustment to reconcile net loss to
     cash used in operating activities:
     Depreciation                                        505        502
  Changes in assets and liabilities:
     Other current assets                                 (3)      (413)
     Other assets                                         (1)        (2)
     Accounts payable                                     13        246
     Accrued expenses                                    (45)        43
     Deferred revenue                                  2,500        (13)
     Deferred rent payable                               (21)       (22)
     Other liabilities                                     0        (15)
                                                     -------    -------
Cash provided by (used in) operating activities           97     (5,813)
                                                     -------    -------

Cash flows from investing activities:
  Capital expenditures                                  (312)      (154)
  Purchases of investments                            (8,750)         -
  Sales/maturities of investments                      3,970      3,249
                                                     -------    -------
Cash provided by (used in) investing activities       (5,092)     3,095
                                                     -------    -------

Cash flows from financing activities:
  Proceeds from sale of common stock                   5,000          -
  Proceeds from exercise of warrant                      488          -
  Proceeds from exercise of stock options                277        103
                                                     -------    -------
Cash provided by financing activities                  5,765        103
                                                     -------    -------


Increase (decrease) in cash and cash equivalents         770     (2,615)
Cash and cash equivalents, beginning of period         2,569      3,187
                                                     -------    -------

Cash and cash equivalents, end of period             $ 3,339    $   572
                                                     =======    =======




   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The Notes to Consolidated Financial Statements and other parts of this Form 10-Q contain forward-looking statements involving risks and uncertainties as defined in the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report or included in publicly available filings with the Securities and Exchange Commission, such as the Company's Annual Report on Form 10-K for the year ended December 31,1995.

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

     The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

2.   Collaborative Agreement:
     ------------------------

     In January 1996, the Company and Sandoz Ltd. ("Sandoz") entered into an agreement that grants Sandoz exclusive worldwide marketing rights to Apligraf/TM/ (formerly known as Graftskin/TM/ ). The Company will supply Sandoz's global requirements for the product and receive payment for each unit. The Company will also receive royalty revenues on all Apligraf/TM/ sales. In addition, Sandoz has agreed to provide the Company with up to $37,500,000 in equity investments, research support payments and milestone payments.

     In January 1996, the Company received an initial $5,000,000 equity investment at $23.37 per share. Additional equity investments of $3,000,000 and $7,500,000 will be made based upon certain events as stated in the agreement. As a result of the initial equity investment, Sandoz holds approximately 1.5% of the outstanding shares of the Company.

     In February and June 1996, the Company received proceeds from Sandoz of $4,000,000 and $2,500,000, respectively, representing contributions to the Company's research and development costs for Apligraf/TM/. For the three and six month periods ended June 30, 1996, the Company has recorded $2,187,000 and $4,000,000, respectively, as research and development support revenue in the accompanying consolidated statements of operations and $2,500,000 as deferred revenue in the accompanying consolidated balance sheets. An additional research and development support contribution is scheduled to be received by the due date stated in the agreement.

     In addition to the equity investments and research and development support payments, the Company will receive non-refundable milestone payments based upon achievement of certain milestones as stated in the agreement.

     The Company and Sandoz have established a Joint Development Committee ("JDC"), which is comprised of representatives from both Companies, to oversee the global development activities of Apligraf/TM /. The JDC's main objective is the global registration of Apligraf/TM/ in the most expeditious and economical way possible.

3.   Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents consists of cash and money market funds, which are convertible into a known amount of cash and carry an insignificant risk of change in value. These investments are highly liquid and have original maturities of less than three months.

4.   Stockholders' Equity:
     ---------------------

     In January 1996, the Company issued 213,975 shares of common stock related to its marketing agreement with Sandoz (see "Collaborative Agreement" note).

     In April 1996, the Company received proceeds of $487,500 related to the exercise of warrants to purchase Common Stock which were issued in April 1991. The warrants allowed for the purchase of 31,250 shares of Common Stock at $9.60 per share and 15,625 shares at $12.00 per share.

     In May 1996, the Company's stockholders approved an increase in the number of authorized shares of Common Stock from 20,000,000 to 40,000,000.

5.   Revenue Recognition:
     --------------------

     Revenue under the collaborative agreement with Sandoz is recognized as related expenses are incurred. Deferred revenue arises from the difference between cash received and revenue recognized. Royalty revenue is recorded as earned.

6.   New Accounting Pronouncement:
     -----------------------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which is effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS 123 established a fair value based method of accounting for stock-based compensation plans. The Company intends to continue to apply current accounting rules and comply with the disclosure requirements of this standard in its consolidated financial statements for the year ending December 31, 1996.

7.   Reclassifications:
     ------------------

     Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

                               ORGANOGENESIS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview:
     ---------

     Organogenesis Inc. (the "Company") designs, develops and manufactures innovative medical therapeutics using living human cells and natural connective tissue components. The Company's tissue engineered products are designed to promote the establishment and growth of new tissues that maintain, restore or improve biological function. The Company's product development focus includes wound care, urology, cardiovascular surgery, and general surgery.

     The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company's competitors of new technologies or products that are more effective than the Company's, risks of failure of clinical trials, dependence on and retention of key personnel, protection of proprietary technology, compliance with U.S. Food and Drug Administration ("FDA") regulations, continued availability of raw material for the Company's products, availability of product liability insurance upon commercialization of the Company's products, ability to transition from pilot-scale manufacturing to large-scale commercial production of products, uncertainty as to the availability of additional capital on acceptable terms, if at all, and the demand for the Company's products, if and when approved.

     Results of Operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, the receipt of milestone and research and development support payments, if any, from Sandoz, the timing of certain expenses and the establishment of additional collaborative agreements, if any.

     Results of Operations:
     ---------------------

     Revenues

     Research and development support revenue was $2,187,000 and $4,000,000 for the three and six month periods ended June 30, 1996, respectively. The research and development support revenue is attributable to the agreement with Sandoz (See "Notes to Consolidated Financial Statements"). There was no research and development support revenue for the same periods in 1995. The Company expects to recognize as revenue in the current fiscal year the remaining $2,500,000 in research and development support payments received from Sandoz through June 30, 1996.

     Interest income was $239,000 and $491,000 for the three and six month periods ended June 30, 1996, as compared to $98,000 and $237,000 for the same periods in 1995. The increase in interest income was primarily due to more cash being available from the equity investment and research and development support payments received from Sandoz of $11,500,000 during the first half of 1996 and the completion of a public offering in July 1995, in which the Company received net proceeds of $14,773,000.

     Costs and Expenses

     Research and development expenses were $2,500,000 and $5,288,000 for the three and six month periods ended June 30, 1996, respectively, as compared to $2,316,000 and $4,529,000 for the same periods in 1995. The increase was primarily due to the activities supporting the Company's lead product, Apligraf/TM/, including: development of routine updates to the venous ulcer premarket approval application, which is currently under review at the FDA with expedited review status; initiation of the diabetic ulcer pivotal trial; and preparation for product commercialization. The increase was also due to the Company's research collaborations with leading academic institutions to further expand its product portfolio, including Brigham and Women's Hospital, Harvard Medical School and, most recently, Massachusetts General Hospital for the development of a liver assist device. The Company expects to continue to increase research and development expenditures, particularly with respect to its clinical programs and manufacturing scale up, for the remainder of 1996.

     General and administrative expenses were $1,018,000 and $2,075,000 for the three and six month periods ended June 30, 1996, respectively, as compared to $975,000 and $1,864,000 for the same periods in 1995. The increase was primarily due to higher personnel costs, expanding the Company's public and investor relations programs, and increased professional fees.

     As a result of the net effect described above, the Company incurred a net loss of $1,092,000, or $.08 per share and $2,851,000, or $.20 per share, for the three and six month periods ended June 30, 1996, respectively, a decrease from the net loss of $3,193,000, or $.27 per share, and $6,139,000, or $.52 per share, for the comparable 1995 periods. The Company expects to incur additional losses as its research and development expenses and other costs continue to increase due to factors described above.

     Liquidity and Capital Resources:
     -------------------------------

     From inception, the Company has financed its operations through private and public placements of equity securities, as well as receipt of contract revenues, interest income from investments and, to a lesser extent, sale of products. At June 30, 1996 and December 31, 1995, respectively, the Company had cash, cash equivalents and investments in the aggregate of $19,271,000 and $13,721,000. The increase was primarily due to an equity investment of $5,000,000 and research and development support payments totaling $6,500,000 received under the agreement with Sandoz (See "Notes to Consolidated Financial Statements"). The Company invests its cash in U.S. government agency bonds or notes, time deposits, commercial paper, corporate notes, certificates of deposit and money market funds. These securities have an A or A1 rating or better and generally mature within one year or less.

     The Company expects to utilize working capital at a higher rate during the second half of 1996 related to conducting clinical and preclinical trials, enhancement of proprietary manufacturing technologies, manufacturing scale-up, filing and maintaining patents, and expanding investor relations and business development programs. These activities will require substantial additional financial resources before the Company can expect to realize a net profit from product sales. The Company does not anticipate having significant revenue from the sale of its lead product, Apligraf/TM/, until 1997, at the earliest. While management believes that additional financing composed of equity investments and funding provided under collaborative agreements will be sufficient to fund future operations, and are being pursued, there can be no assurances that additional funds will be available when required on terms acceptable to the Company.

     The Company currently anticipates devoting substantial funds during 1996 and early 1997 to the purchase of capital equipment and leasehold improvements, expansion of its research and development programs and the commercialization of Apligraf/TM/. These activities are expected to involve the hiring of additional qualified personnel. The Company is also exploring the options available for a new facility for large-scale commercial production of products in the future.

     On March 12, 1996, the Company announced the initiation of a pivotal clinical trial to assess the efficacy and safety of Apligraf/TM/ for the treatment of diabetic ulcers. In addition, a pivotal trial for decubitus ulcers is expected to begin within the next twelve months. The Company intends to devote significant funds, with research support provided by Sandoz, to conducting these pivotal trials and to other activities requiring regulatory review or approval during 1996 and beyond. As with any medical device product subject to FDA approval, the regulatory process may require greater testing than is currently anticipated by the Company.
     There can be no assurance that the FDA will approve any of the Company's products and, if approved, that any of the Company's products will be successful commercially.

     Based upon its current plans, the Company believes that future equity and research and development support contributions from Sandoz and revenues from product sales, together with existing working capital, will be sufficient to fund its operations at least through the fourth quarter of 1997. However, the Company's capital requirements may vary depending on numerous factors, including: progress of the Company's research and development programs; time required to obtain regulatory approvals; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and the demand for the Company's products, if and when approved.

                              ORGANOGENESIS INC.


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting for Stockholders on May 15, 1996. At the meeting, Messrs. Richard S. Cresse, William J. Hopke, Bjorn R. Olsen, Ms. Marguerite A. Piret, David T. Rovee, Anton E. Schrafl and Herbert M. Stein, were re-elected as Directors. The vote with respect to each nominee is set forth below:

                             Total Vote for  Total Vote Withheld
                             Each Director   from each Director
                             --------------  -------------------

              Mr. Cresse         12,626,921              131,858
              Mr. Hopke          12,628,846              129,933
              Dr. Olsen          12,626,871              132,908
              Ms. Piret          12,625,246              133,533
              Dr. Rovee          12,628,971              129,808
              Dr. Schrafl        12,627,846              130,933
              Mr. Stein          12,627,988              130,791

     The stockholders authorized an increase to the number of authorized shares of Common Stock from 20,000,000 to 40,000,000 by a vote of 12,432,592 shares for, 283,155 shares against, 43,032 shares abstaining and 1,210,833 shares non-voting.

     The stockholders also ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the 1996 fiscal year by a vote of 12,609,132 shares for, 123,712 shares against, 25,935 abstaining and 1,210,833 shares non-voting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- None.

     (b) No current reports on Form 8-K were filed during the quarter ended June 30, 1996.

                              ORGANOGENESIS INC.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ORGANOGENESIS INC.
                                            ------------------
                                                (Registrant)



     Date:   August 13, 1996        /S/ Herbert M. Stein
             ---------------        ---------------------------------
                                    Herbert M. Stein, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



     Date:   August 13, 1996        /S/ Donna L. Abelli
             ---------------        ---------------------------------
                                    Donna L. Abelli, Vice President Finance
                                    and Administration, Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)