Form 10-Q
period 1996-09-30
ORGANOGENESIS INC
filed 1996-11-13
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                 FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM  _____ TO _____

                         COMMISSION FILE NUMBER 1-9898
                                                ------


                              ORGANOGENESIS INC.
            (Exact name of registrant as specified in its charter)


                      DELAWARE                          04-2871690
          -------------------------------               ----------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)          Identification number)


              150 DAN ROAD, CANTON, MA                     02021
          --------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)


      Registrant's telephone number, including area code:  (617) 575-0775
                             ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X ) No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at November 4, 1996 was 14,260,547 shares.

                              ORGANOGENESIS INC.


                                     INDEX
                                     -----

                                                                                                        Page
PART I - FINANCIAL INFORMATION                                                                        Number
------------------------------                                                                        ------

Item 1 - Financial Statements

      Consolidated Balance Sheets
             at September 30, 1996 and December 31, 1995.......................................          3

      Consolidated Statements of Operations
             for the three-month and nine-month periods ended September 30, 1996 and 1995......          4

      Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1996 and 1995.............................          5

      Notes to Consolidated Financial Statements...............................................          6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................................          9

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings.....................................................................         *

Item 2 - Changes in Securities.................................................................         *

Item 3 - Defaults upon Senior Securities.......................................................         *

Item 4 - Submission of Matters to a Vote of Security Holders...................................         *

Item 5 - Other Information.....................................................................         *

Item 6 - Exhibits and Reports on Form 8-K......................................................        12

Signatures.....................................................................................        13


* No information provided due to inapplicability of item

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                      September 30,   December 31,
                                                           1996           1995
                                                      --------------  -------------
ASSETS                                                 (Unaudited)
 Current assets:
  Cash and cash equivalents                                $  1,176       $  2,569
  Short-term investments                                     14,049         11,152
  Other current assets                                          622            557
                                                           --------       --------
                                                             15,847         14,278

 Long-term investments                                        2,670              -
 Property and equipment, net                                  4,871          4,942
 Other assets                                                    85             84
                                                           --------       --------
                                                           $ 23,473       $ 19,304
                                                           ========       ========

LIABILITIES
 Current liabilities:
  Accounts payable                                         $    889       $    605
  Accrued expenses                                              655            787
                                                           --------       --------
                                                              1,544          1,392

 Deferred rent payable                                           82            114


STOCKHOLDERS' EQUITY
 Preferred Stock, par value $1.00; authorized
  1,000,000 shares; issued and converted
  250,000 Series A Convertible Preferred
  shares (liquidation preference - $2,000,000)                    -              -
 Preferred Stock, Series B Junior Participating,
  par value $1.00; authorized 50,000 shares;
  no shares  issued and outstanding                               -              -
 Common Stock, par value $.01; authorized
  40,000,000 shares; issued and outstanding
  14,242,814 and 13,732,437 shares as of
  September 30, 1996 and December 31,1995,
  respectively                                                  142            137
 Additional paid-in capital                                  85,093         77,341
 Accumulated deficit                                        (63,388)       (59,680)
                                                           --------       --------
  Total stockholders' equity                                 21,847         17,798
                                                           --------       --------
                                                           $ 23,473       $ 19,304
                                                           ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited, in thousands, except share data)



                                                For the                     For the
                                              Three Months                Nine Months
                                          Ended September 30,         Ended September 30,
                                       --------------------------  --------------------------
                                           1996          1995          1996          1995
                                       ------------  ------------  ------------  ------------

Revenues:
   Research and development support    $     2,500   $         -   $     6,500   $         -
   Contract revenue and royalties               20             -            42            18
   Interest income                             264           156           754           392
                                       -----------   -----------   -----------   -----------
    Total revenues                           2,784           156         7,296           410
                                       -----------   -----------   -----------   -----------

Costs and expenses:
   Research and development                  2,688         2,404         7,976         6,921
   General and administrative                  953         1,029         3,028         2,905
                                       -----------   -----------   -----------   -----------
    Total costs and expenses                 3,641         3,433        11,004         9,826
                                       -----------   -----------   -----------   -----------
Net loss                               $      (857)  $    (3,277)  $    (3,708)  $    (9,416)
                                       ===========   ===========   ===========   ===========

Net loss per common share              $      (.06)  $      (.25)  $      (.26)  $      (.72)
                                       ===========   ===========   ===========   ===========

Weighted average number of
 common shares outstanding              14,124,886    13,027,974    14,023,809    13,022,814
                                       ===========   ===========   ===========   ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                         For the
                                                       Nine Months
                                                   Ended September 30,
                                                  ---------------------
                                                     1996       1995
                                                  ----------  ---------

Cash flows from operating activities:
  Net loss                                         $ (3,708)  $ (9,416)
  Adjustment to reconcile net loss to
     cash used in operating activities:
     Depreciation                                       766        751
  Changes in assets and liabilities:
     Other current assets                               (65)      (194)
     Other assets                                        (1)        (2)
     Accounts payable                                   284        126
     Accrued expenses                                  (132)      (119)
     Deferred revenue                                     -        (13)
     Deferred rent payable                              (32)       (32)
     Other liabilities                                    -        (15)
                                                   --------   --------
Cash used in operating activities                    (2,888)    (8,914)
                                                   --------   --------

Cash flows from investing activities:
  Capital expenditures                                 (695)      (227)
  Purchases of investments                          (13,870)   (12,500)
  Sales/maturities of investments                     8,303      3,756
                                                   --------   --------
Cash used in investing activities                    (6,262)    (8,971)
                                                   --------   --------

Cash flows from financing activities:
  Proceeds from sale of common stock                  5,000     14,888
  Proceeds from exercise of warrants                  2,190          -
  Proceeds from exercise of stock options               567        707
                                                   --------   --------
Cash provided by financing activities                 7,757     15,595
                                                   --------   --------


Decrease in cash and cash equivalents                (1,393)    (2,290)
Cash and cash equivalents, beginning of period        2,569      3,187
                                                   --------   --------

Cash and cash equivalents, end of period           $  1,176   $    897
                                                   ========   ========




   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The Notes to Consolidated Financial Statements and other parts of this Form 10-Q which express the "belief", "anticipation" or "expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report or included in publicly available filings with the Securities and Exchange Commission, such as the Company's Annual Report on Form 10-K for the year ended December 31,1995.

1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited consolidated financial statements of Organogenesis Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

2.   Collaborative Agreement:
     ------------------------

     In January 1996, the Company and Sandoz Ltd. ("Sandoz") entered into an agreement that grants Sandoz global marketing rights to Apligraf/TM/ (formerly known as Graftskin/TM/). Sandoz is a global pharmaceutical company with experience in marketing medical products and a demonstrated commitment to the fields of transplantation and dermatology. Sandoz is responsible for Apligraf/TM/ sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the U.S. The Company will supply Sandoz's global requirements for Apligraf/TM/ and will receive both a per unit manufacturing payment and royalty revenues on all sales. In addition, Sandoz has agreed to provide the Company up to $37,500,000 in equity investments, research support and milestone payments.

     In January 1996, the Company received an initial $5,000,000 equity investment at $23.37 per share. Additional equity investments of $3,000,000 and $7,500,000 will be made based upon certain events as stated in the agreement. As a result of the initial equity investment, Sandoz holds approximately 1.5% of the outstanding shares of the Company.

     In February and June 1996, the Company received proceeds from Sandoz of $4,000,000 and $2,500,000, respectively, representing contributions to the Company's research and development costs for Apligraf/TM/. For the three and nine month periods ended September 30, 1996, the Company has recorded $2,500,000 and $6,500,000, respectively, as research and development support revenue in the accompanying consolidated statements of operations. An additional research and development support contribution is scheduled to be received by the due date stated in the agreement.

     In addition to the equity investments and research and development support payments, the Company will also receive non-refundable milestone payments, if any, based upon achievement of certain milestones as stated in the agreement.

     The Company and Sandoz have established several committees, comprised of representatives from both companies, including a Joint Development Committee ("JDC") and a Joint Manufacturing Committee ("JMC"). The JDC has been established to oversee the global development activities of Apligraf/tm/, with its main objective being the global registration of Apligraf/tm/, in the most expeditious and economical way possible. The JMC has been established to ensure that Sandoz's projected demand for Apligraf/tm/ and the Company's capacity strategy are well synchronized.

3.   Cash and Cash Equivalents
     --------------------------

     Cash and cash equivalents consists of cash and money market funds, which are convertible into a known amount of cash and carry an insignificant risk of change in value. These investments are highly liquid and have original maturities of less than three months.

4.   Investments
     -----------

     The Company considers all investments purchased with an original maturity of less than twelve months to be short-term investments and all investments purchased with a scheduled maturity date greater than twelve months at the date of acquisition to be long-term investments. All investments are classified as available-for-sale and are carried at cost plus accrued interest, which approximates fair market value. The Company invests its excess cash in U.S. government agency bonds or notes, time deposits, commercial paper, corporate notes, certificates of deposit and money market funds. These securities have an A or A1 rating or better.

5.   Stockholders' Equity:
     ---------------------

     In January 1996, the Company issued 213,975 shares of common stock related to its agreement with Sandoz (see "Collaborative Agreement" note).

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

     During August and September 1996, the Company received proceeds of approximately $1,703,000 related to the partial exercise of a warrant to purchase Common Stock which was issued in November 1991. The warrant allows for the purchase of 187,500 shares of Common Stock at $9.75 per share. The remaining amounts under the warrant were subsequently exercised in October 1996, for proceeds of approximately $125,000.

6.   Revenue Recognition:
     --------------------

     Revenue under the collaborative agreement with Sandoz is recognized as related expenses are incurred. Deferred revenue arises from the difference between cash received and revenue recognized. Royalty revenue is recorded as earned.

7.   New Accounting Pronouncement:
     -----------------------------

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

8.   Reclassifications:
     ------------------

     Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

                               ORGANOGENESIS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview:
     --------

     Organogenesis Inc. (the "Company") designs, develops and manufactures medical therapeutics containing living cells and/or natural connective tissue components. The Company's products are designed to promote the establishment and growth of new tissues to restore, maintain or improve biological function. The Company's product development focus includes living tissue replacements, organ assist treatments and guided tissue regeneration scaffolds.

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

     Results of Operations:
     ---------------------

     Revenues

     Research and development support revenue was $2,500,000 and $6,500,000 for the three and nine month periods ended September 30, 1996, respectively. The research and development support revenue is attributable to the agreement with Sandoz (See "Notes to Consolidated Financial Statements"). There was no research and development support revenue for the same periods in 1995.

     Interest income was $264,000 and $754,000 for the three and nine month periods ended September 30, 1996, as compared to $156,000 and $392,000 for the same periods in 1995. The increase in interest income was primarily due to more cash being available from the equity investment and research and development support payments received from Sandoz of $11,500,000 during the first half of 1996 and the exercise of certain warrants for common stock.

     Costs and Expenses

     Research and development expenses were $2,688,000 and $7,976,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to $2,404,000 and $6,921,000 for the same periods in 1995. The increase was primarily due to the activities supporting the Company's lead product, Apligraf/TM/, including: development of routine updates to the venous ulcer premarket approval application, which is currently under review at the FDA with expedited review status; initiation of the diabetic ulcer pivotal trial; and preparation for product commercialization. The increase was also due to the Company's research collaborations with leading academic institutions to further expand its product portfolio, including Brigham and Women's Hospital, Children's Hospital in Boston, Harvard Medical School and Massachusetts General Hospital. The Company expects to continue to increase research and development expenditures, particularly with respect to its clinical programs and manufacturing scale up, for the remainder of 1996.

     General and administrative expenses were $953,000 and $3,028,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to $1,029,000 and $2,905,000 for the same periods in 1995. The nine month increase was primarily due to higher personnel costs, expanding the Company's public and investor relations programs, and increased professional fees.

     As a result of the net effect described above, the Company incurred a net loss of $857,000, or $.06 per share, and $3,708,000, or $.26 per share, for the three and nine month periods ended September 30, 1996, respectively, a decrease from the net loss of $3,277,000, or $.25 per share, and $9,416,000, or $.72 per share, for the comparable 1995 periods. The Company expects to incur additional losses as its research and development expenses and other costs continue to increase due to factors described above.

     Liquidity and Capital Resources:
     -------------------------------

     From inception, the Company has financed its operations through private and public placements of equity securities, as well as receipt of contract revenues, interest income from investments and, to a lesser extent, sale of products. At September 30, 1996 and December 31, 1995, respectively, the Company had cash, cash equivalents and investments in the aggregate of $17,895,000 and $13,721,000. The increase was primarily due to an equity investment of $5,000,000 and research and development support payments totaling $6,500,000 received under the agreement with Sandoz (See "Notes to Consolidated Financial Statements"). The increase was also due to the receipt of $2,190,000 from the exercise of warrants.

     The Company expects to continue to utilize working capital at an increasing rate relative to the prior year related to the preparation for the commercialization of Apligraf/TM/ and research, development, and clinical programs. These activities will require substantial additional financial resources before the Company can expect to realize a net profit from product sales. The Company does not anticipate having significant revenue from the sale of its lead product, Apligraf/TM/, until 1997, at the earliest. While management believes that additional financing composed of equity investments and funding provided under collaborative agreements will be sufficient to fund future operations, and are being pursued, there can be no assurances that additional funds will be available when required on terms acceptable to the Company.

     The Company currently anticipates devoting substantial funds during 1996 and early 1997 to the purchase of capital equipment and leasehold improvements, expansion of its research and development programs and the commercialization of Apligraf/TM/. These activities are expected to involve the hiring of additional qualified personnel as well.

     In October 1996, the Company made arrangements to lease additional warehouse and office space to enable more of its main facility to be dedicated to manufacturing-related operations. The Company is also exploring the options available for a new facility for large-scale commercial production of products in the future.

     On March 12, 1996, the Company announced the initiation of a pivotal clinical trial to assess the efficacy and safety of Apligraf/TM/ for the treatment of diabetic ulcers. In addition, a pivotal trial for decubitus ulcers is expected to begin during 1997. The Company intends to devote significant funds, with research support provided by Sandoz, to conducting these pivotal trials and to other activities requiring regulatory review or approval during 1996 and beyond. As with any medical device product subject to FDA approval, the regulatory process may require greater testing than is currently anticipated by the Company. There can be no assurance that the FDA will approve any of the Company's products and, if approved, that any of the Company's products will be successful commercially.

     Based upon its current plans, the Company believes that future equity and research and development support contributions from Sandoz and revenues from product sales, together with existing working capital, will be sufficient to fund its operations through 1997. However, the Company's capital requirements may vary depending on numerous factors, including: progress of the Company's research and development programs; time required to obtain regulatory approvals; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and the demand for the Company's products, if and when approved.

                                 ORGANOGENESIS INC.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     27  Financial Data Schedule (filed with electronic submission only)

     (b) No current reports on Form 8-K were filed during the quarter ended September 30, 1996.

                              ORGANOGENESIS INC.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the
registrant has duly   caused this report to be signed on its behalf by the
undersigned thereunto duly authorized.



                                               ORGANOGENESIS INC.
                                               ------------------
                                                  (Registrant)



Date:   November 13, 1996           /S/ Herbert M. Stein
        -----------------           --------------------
                                    Herbert M. Stein, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  November 13, 1996           /S/ Donna L. Abelli
       -----------------           -------------------
                                   Donna L. Abelli, Vice President Finance and
                                   Administration, Chief Financial  Officer,
                                   Treasurer and Secretary
                                   (Principal Financial and Accounting Officer)