Form 10-K405
period 1996-12-31
ORGANOGENESIS INC
filed 1997-03-28
CIK 779733

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 1-9898

                               ORGANOGENESIS INC.
             (Exact name of registrant as specified in its charter)
           DELAWARE                                        04-2871690
  (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

          As of March 3, 1997, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $322,698,150, based on the last reported sale price of the Company's Common Stock on the American Stock Exchange as the close of business on March 3, 1997. There were 14,342,140 shares of Common Stock outstanding as of March 3, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                           PART OF FORM 10-K
                    DOCUMENT                            INTO WHICH INCORPORATED
                    --------                            -----------------------
 Portions of the Registrant's Definitive Proxy Statement             III
    for its 1997 Annual Meeting of Stockholders

          With the exception of the portions of the Definitive Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders expressly incorporated into this Report by reference, such document shall not be deemed filed as a part of this Annual Report on Form 10-K.

                                     PART I


            The following discussions and other parts of this report which express "belief", "anticipation", "expectation", "plans", "future" or "intention" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Item 7-Liquidity and Capital Resources" and "Item 8-Nature of Business" sections of this report and those included in publicly available filings with the Securities and Exchange Commission.


  ITEM 1.      BUSINESS

            Organogenesis Inc. (the "Company" or "Organogenesis") designs, develops and manufactures medical therapeutics using living human cells and/or natural connective tissue components. The Company's products are designed to promote the establishment and growth of new tissues to restore, maintain or improve biological function. The Company was organized as a Delaware corporation in 1985. Its principal executive offices are located at 150 Dan Road, Canton, Massachusetts 02021 and its telephone number is (617) 575-0775.

  CORE TECHNOLOGIES

            Organogenesis was founded to develop and commercialize therapies based on innovations in tissue engineering. Tissue engineering is a relatively new discipline focused on developing products based on living cells and/or specialized biomaterials to assist, repair, regenerate or replace diseased or damaged organs. An understanding of the biology of cells and the structure and function of the extracellular matrix, and the critical interactions between the two, is needed to fully exploit the potential of tissue engineering. Because of this, Organogenesis continually strives to broaden, develop and utilize its expertise in cell and connective tissue sciences.

            CELL SCIENCE The ability to tap the power of living cells is important to realizing the potential of tissue engineering. Cells are the building blocks of life. They make up the organs of the body, serving physical, metabolic and other specialized functions. Organogenesis' emphasis on the significance of cell science to tissue engineering has led not only to Apligraf/TM/ (formerly called Graftskin/TM/), but also has provided valuable experience for the future in such areas as:

  -  Cell sourcing                                 -  Transplantation immunology
  -  Specialized culture systems and media         -  Cell delivery and therapy design
  -  Human cell bank production                    -  Cryopreservation of complex tissues
  -  Cell safety screening and functional testing

            Organogenesis has established significant expertise in the areas of cell biology, cryopreservation technology and immunology.

            Cell Biology  Organogenesis has significant expertise in the science
            ------------
  of three-dimensional organotypic cell culture -- the ability to produce living cultures of cells with the properties and functions typical of the organ from which they were derived. For example, Apligraf/TM/ is a three-dimensional, organotypic skin product. This and other models (cornea) have provided important scientific findings on cell-to-cell interaction, cell and matrix interaction and extracellular matrix production.

            By employing its cell growth and organotypic culture technologies, Organogenesis has gained important knowledge of cell regulatory mechanisms and factors controlling cell growth and tissue formation which is anticipated to be broadly applicable to many cell types. Organogenesis is applying this expertise to the development of other cell-based products, including other living tissue products and other products based on difficult-to-culture cells.

            Cryopreservation Technology  Organogenesis has developed the ability
            ---------------------------
  to cryopreserve (freeze) Apligraf/TM/ while maintaining greater than 90% cell viability. This technology is anticipated to facilitate not only the international distribution of Apligraf/TM/, but also other cell therapies developed by Organogenesis. The Company aggressively protects all aspects of its proprietary cryopreservation technology through a comprehensive patenting program and currently has four cryopreservation patents allowed or pending in the U.S. alone.

            Immunology  Immunology plays a critical role in tissue engineering
            ----------
  both in determining the body's reaction to a biomaterial and assisting in the transfer of human cells between individuals (allogeneic cells). Organogenesis has a strong in-house immunology department which supports both safety evaluation of its products and new product development. Organogenesis also interacts with outside experts: the Company has a collaboration with Boston Children's Hospital to further advance understanding of graft acceptance.

            The ability to transplant cells from one individual to another is important to the development and commercialization of manufactured tissues. For example, the cells used in Apligraf/TM/ are derived from infant foreskin tissue that would normally be discarded. Using proprietary cell culture technology, the cells from one postage stamp-sized piece of foreskin can yield up to 200,000 units of Apligraf/TM/.

            Immunological screening of Apligraf/TM/ recipients shows no evidence of immune response to the cell types used. These findings represent an important step for the clinical validation of the Apligraf/TM/ technology. Such studies also provide critical evidence to support the general concept of the immune compatibility of allogeneic cells and are anticipated to positively impact the future of cell therapy, transplantation and other areas of tissue engineering.

            CONNECTIVE TISSUE SCIENCES Organogenesis has developed proprietary technology relating to the extracellular matrix; in particular, the ability to procure and utilize collagen in a manner which retains the physical and biological properties important to its interactions with living cells. Organogenesis' collagen has been shown to support cell growth and interaction in two settings:

        . When cells are added to Organogenesis' collagen during product manufacturing, the collagen supports cell growth, differentiation and interaction. This allows Organogenesis to develop products such as living tissue equivalents and other types of cell therapies. Apligraf/TM/ is an example of this use of Organogenesis' collagen.

        . When used as an implant by itself, Organogenesis' collagen helps foster and direct the ingrowth of the patient's cells and blood vessels. Over time, the recipient's body gradually replaces the implant's collagen with its own tissue to form a fully functional analog of the missing tissue using the implant as a guide.

     Organogenesis has product development programs related to both such uses of its collagen technology.


  PRODUCTS

       Organogenesis' product development focus includes living tissue replacements, organ assist treatments and guided tissue regeneration scaffolds. The Company is also exploring additional opportunities relating to cell and gene therapy applications and to its cryopreservation technology.

       The Company's most advanced product is Apligraf/TM/ for the treatment of venous ulcers. This product is not currently available for sale, as discussed under "Regulatory Status" on page 5. The product pipeline below provides a representation of the anticipated relative timing for other programs in the Organogenesis product pipeline. Relative timing is used as programs differ not only in current stage of development, but also in anticipated length of future stages (e.g. length of clinical trial phase can vary markedly depending on application). Within each category, products are alphabetized.


--------------------------------------------------------------------------------
                            ORGANOGENESIS PIPELINE

                  Projected Timing to Regulatory Submission*


NEAR TERM

Apligraf/TM/ -  Burns, first indication
Apligraf/TM/ -  Clean surgical excision, first indication

MID-TERM

Apligraf/TM/ - Chronic inflammatory wounds
Apligraf/TM/ - Clean surgical excision, second indication
Apligraf/TM/ - Clean surgical excision, third indication
Apligraf/TM/ - Decubitus ulcers
Apligraf/TM/ - Diabetic ulcers
Urinary Incontinence Injectable
Vascular Support Product

LONGER TERM

Apligraf/TM/ - Burns, second indication
Cell and Gene Therapies
Liver Assist Device
Living Tissue Product  - Oral surgery
Living Tissue Product -  Respiratory tract repair
Small Diameter Graft  -  Coronary applications
Small Diameter Graft - Peripheral applications

*There can be no assurance that these regulatory submissions will occur.
--------------------------------------------------------------------------------


       LIVING TISSUE PRODUCTS
       ----------------------

       APLIGRAF/TM/

       Apligraf/TM/ (formerly called Graftskin/TM/) is a manufactured Human Skin Equivalent developed for the treatment of wounds, including chronic wounds, skin surgery wounds and burns. As discussed under "Collaborative Agreements," Novartis AG has exclusive global Apligraf/TM/* marketing rights.


*Apligraf/TM/ is a trademark of Novartis

         Product Description

         Like human skin, Apligraf/TM/ is:
         ------------------------------

       . Bi-layered: Apligraf/TM/ has both layers of human skin - the upper epidermis and the lower dermis. Each plays an important role in the function of skin.

       . Living: The upper layer of Apligraf/TM/ is comprised of living human epidermal cells (keratinocytes); the lower layer consists of living human dermal cells (fibroblasts) in an organized dermal matrix. The cells in Apligraf/TM/ can interact with the wound bed and directly contribute to the wound healing process.

       . Organized: Under the microscope, Apligraf/TM/ shares the appearance of skin. Organogenesis' proprietary organotypic culturing technology enables the cells to reproduce their natural three-dimensional arrangement. For example, the keratinocytes in Apligraf/TM/ establish an outer stratum corneum layer, the primary protective layer of skin.

       . Natural: Apligraf/TM/ contains no synthetics and does not need to be removed.

       Apligraf/TM/ is multi-functional, like human skin. Its different components- the stratum corneum, the keratinocytes, the fibroblasts and the collagen matrix - can affect the wound healing process in different, but related, ways. Most importantly, these components can interact synergistically as they would in human skin. Apligraf/TM/ interacts with the wound bed in a way that provides flexibility of response and maximizes the chance for successful healing.

       Regulatory Status

       In 1995, the Company submitted to the United States Food and Drug Administration ("FDA") and the FDA accepted for filing, the Apligraf/TM/ Premarket Approval Application ("PMA") for use in the treatment of venous ulcers. The filing date for this PMA was October 4, 1995. The basis for this submission was the Apligraf/TM/ venous ulcer pivotal trial. The FDA granted expedited review status to this PMA. PMA applications with expedited review status are still subject to all other controls and requirements applicable to PMAs in the standard review process. The Company interacts with the FDA on this PMA, and it is currently pending.

       International registration of Apligraf/TM/ is being pursued by Novartis, which has regulatory responsibility for the product outside the U.S.

       There can be no assurance of marketing approval for Apligraf/TM/ or that Apligraf/TM/ will be commercially successful.

       Potential Markets

       Potential uses identified to date include wounds that have been open for an extended period of time (chronic wounds), wounds created by skin surgery (clean surgical excision wounds) and wounds due to burns. As more physicians become familiar with Apligraf/TM/, additional uses continue to emerge.

       CHRONIC WOUNDS
       --------------

       Globally, over 12 million people suffer from chronic wounds, including venous ulcers, diabetic ulcers and decubitus ulcers (pressure sores). Apligraf/TM/ clinical trials are completed, underway or planned in each of the major segments of this market.

       VENOUS ULCERS: An estimated 900,000-1.5 million patients in the U.S., 4 million patients globally, suffer from venous ulcers. These are generally considered to be the most difficult to heal of the chronic wounds, as they are associated with the greatest compromise of the patient's own wound healing ability. Many venous ulcer patients have had their wound for more than a year. Even when healing is achieved with traditional therapies, the process can take six months or longer.

       The Apligraf/TM/ venous ulcer pivotal trial was a prospective, randomized, controlled multi-center study. The primary endpoints were: (1) frequency of 100% wound closure and (2) time to 100% wound closure. In this trial, Apligraf/TM/ was shown to achieve 100% wound closure in more patients and to achieve it faster than multilayer compression therapy, standard care for venous ulcers. Apligraf/TM/ was found to be highly effective even in difficult-to-heal ulcers, such as ulcers of extended duration. Apligraf/TM/ was found to have an excellent safety profile, with no sign of tissue rejection. Apligraf/TM/ was also found to provide biologic wound closure, able to contribute directly to the wound healing process. This is believed to be why Apligraf/TM/ can heal wounds that have remained open for long periods of time.
   .
       DIABETIC ULCERS: Nearly 2 million people globally suffer from diabetic ulcers, which can frequently lead to amputation. To address this need, in March 1996 Organogenesis initiated a prospective, randomized, controlled multi-center diabetic ulcer pivotal trial. This trial is currently at patient recruitment stage.

       DECUBITUS ULCERS: The decubitus ulcer market is large - over 6 million people globally suffer from these wounds - but it is difficult to penetrate as many of these patients receive inadequate medical care. Organogenesis feels it is important to provide effective treatments for these patients and anticipates initiating an Apligraf/TM/ decubitus ulcer pivotal trial in 1997.

       OTHER CHRONIC WOUNDS: Additional opportunities for Apligraf/TM/ in non-healing wounds continue to be identified. For example, clinicians have expressed an interest in studying Apligraf/TM/ in a variety of chronic inflammatory wounds.

       CLEAN SURGICAL EXCISION WOUNDS
       ------------------------------

       Approximately one million skin surgery procedures are performed annually on a global basis. Some of these procedures are for the removal of skin cancers, birthmarks and tattoos, while others are to harvest skin for use elsewhere on the body, such as in the treatment of burns. A number of patients undergoing such procedures could potentially benefit from Apligraf/TM/. In addition to these existing medical purposes, other potential uses for Apligraf/TM/ in surgically-created wounds continue to be identified, including plastic surgery applications and use in the treatment of localized skin abnormalities.

       Over one hundred patients have received Apligraf/TM/ for clean surgical excision wounds in its dermatological surgery and donor site clinical studies. The benefits provided by Apligraf/TM/ treatment can include immediate wound closure, resurfacing of the wound with epithelium, rapid healing and good cosmetic results.

       BURN WOUNDS
       -----------

       Globally, an estimated 300,000 people visit the hospital for the treatment of burns each year. Approximately 10,000 of these people have burns over a large percentage of their body. While a number of dressings (synthetics, cadaver skin) can provide temporary protection, what is sought is permanent skin coverage. Data from the Apligraf/TM/ burn clinical study indicate that meshed Apligraf/TM/ over meshed autograft can function as a skin replacement, that Apligraf/TM/ can improve the functional and cosmetic properties of the damaged area and that it may also reduce the number of autograft procedures required.

       OTHER LIVING TISSUE PRODUCTS

       Organogenesis is using its expertise to develop a line of living tissue products for unmet medical needs - products for external applications, such as wound repair and for other applications, such as surgical reconstruction, respiratory tract repair and oral surgery (e.g. periodontal procedures). As part of this program, the Company is supporting research at Brigham and Women's Hospital on the biology of oral mucosa tissue.



       NEW CELL TECHNOLOGIES
       ---------------------

       In early 1996, Organogenesis formed a New Cell Technologies group focused on applying the Company's experience with difficult-to-culture cells to the development of cell and gene therapies for conditions which may be best treated with living cells. This group leverages the Company's expertise in procuring, culturing, optimizing and cryopreserving mammalian cells.

       LIVER ASSIST DEVICE

       Liver disease is a leading cause of disease-related death in the U.S., killing about 40,000 people each year. Approximately 360,000 people in the U.S. have active liver disease, and millions more have medical conditions which can progress to severe disease. Currently, liver transplantation is the only treatment for end-stage liver disease, as only liver cells (hepatocytes) can provide the necessary function. Unfortunately, many patients die awaiting a transplant. One in four transplant recipients requires a second liver transplant due to deteriorated health. In addition to organ availability issues, liver transplantation is also expensive: costing about $300,000 per procedure plus $10,000-$25,000 per year per transplant.

       The initial goal of the Organogenesis liver assist device (LAD) program is the development and commercialization of a device which would provide temporary support until either a transplant becomes available or the patient's own liver has recovered. However, such a LAD could eventually be used to keep less seriously ill patients from deteriorating to end-stage disease.

       The challenge in developing a LAD is to optimize hepatocyte function within a medical device. Organogenesis brings to this program extensive experience with mammalian cells. To augment its internal strengths, Organogenesis has entered into a collaboration with the Massachusetts General Hospital to secure complementary skills in liver physiology and device design.

       PANCREATIC ISLET CELLS

       Organogenesis also has a research program directed at the culturing of pancreatic islet cells for the treatment of diabetes. Use of islet cells for the treatment of diabetes may offer advantages over traditional, fixed dosing insulin delivery as islet cells can provide insulin in response to the levels of glucose in the blood.


       GUIDED TISSUE REGENERATION SCAFFOLDS
       ------------------------------------

       The cell compatibility of Organogenesis' collagen products makes them well-suited for applications requiring an implant which can serve not only the immediate physical function, but also can foster and direct the ingrowth of
  host cells.   Organogenesis has several guided tissue regeneration scaffold products in development.

       CARDIOVASCULAR SURGERY PRODUCTS

       Much of cardiovascular surgery is directed towards the repair or replacement of damaged blood vessels. For example, each year, nearly 300,000 coronary artery bypass procedures are performed in the U.S. alone, requiring an average of 3.5 bypass grafts per procedure. Despite the size of this market, cardiovascular surgeons still rely on vein harvested from the patient for their graft material as traditional technologies have been unable to achieve comparable performance.

       Use of patient vein has its drawbacks: it varies in quality and availability; harvesting vein greatly extends the procedure's duration, increasing its cost; and the resultant second wound site increases post-surgical patient discomfort and complications. However, patient vein offers a feature not obtainable with synthetics: the ability to provide the critical strength while becoming populated with patient cells.

       Organogenesis is developing a ready-to-use small diameter graft to provide the performance of saphenous vein. Organogenesis has shown encouraging findings in preclinical studies and its development is continuing. A goal of the Organogenesis cardiovascular program is to develop products for multiple cardiovascular surgery needs, including vascular support applications (e.g. stent grafts and wraps), peripheral revascularization procedures and coronary bypass grafting.

       UROLOGY

       About 25 million women worldwide suffer from urinary incontinence, of which nearly fifteen percent have intrinsic sphincter deficiency. Current treatment for this condition includes injecting material to support the sphincter. One drawback to available products is that they tend to disperse, limiting their support.

       Organogenesis is applying its tissue engineering technology to the design and development of an injectable product which can retain position - supporting the sphincter - while becoming populated with the patient's own cells. The injected product is to be gradually replaced by patient-produced collagen, achieving permanence of benefit without permanence of product.

  COMPETITION

       The Company is engaged in the rapidly evolving and competitive field of tissue engineering. A number of pharmaceutical, biotechnology and medical product companies in the United States and abroad are seeking to develop competitive products for the treatment of skin wounds and organ equivalent products. Competition from these companies and others is intense and is expected to increase. Many of these companies have substantially greater capital resources, research and development staffs and facilities and experience in the marketing and distribution of products than the Company. In addition, competitive companies are working on alternate approaches to many of the diseases targeted by the Company.

       The Company is currently aware of other companies which have or are planning to commercialize products intended to serve as skin replacements, in addition to several companies that concentrate on skin repair products. The Company's principal competitors in the wound care products market include Advanced Tissue Sciences, Bristol-Myers Squibb, Genzyme Tissue Repair, Integra Life Sciences, Johnson & Johnson, Kendall, LifeCell and Smith & Nephew. The Company believes that its competitive position will be based on its ability to create and maintain scientifically advanced technology and proprietary products and processes, attract and retain qualified scientific personnel, obtain patent or other protection for its products and processes, obtain required government approvals on a timely basis, manufacture its products on a cost effective basis and successfully market its products.

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

  PATENTS AND PROPRIETARY TECHNOLOGY

       Organogenesis has a proprietary portfolio of patent rights and applications and exclusive licenses to patents and patent applications relating to living tissue products, organ assist treatments, guided tissue regeneration scaffolds and other aspects of tissue engineering. These patent applications include patents relating to tissue sourcing, methods of preparation, cell culture technologies, sterilization technologies, manufacturing methods and living tissue cryopreservation. The Company intends to continue to attempt to aggressively patent its technologies.

       The Company has fourteen issued patents in the U.S. alone. The Company also aggressively attempts to achieve comparable patents in the major international markets for its products, particularly in Europe and Japan. Currently, the Company has seven pan-European patents issued, plus one which has achieved intent-to-grant status and five issued patents in Japan.

       Certain of the Company's technologies are licensed under an exclusive patent license agreement with the Massachusetts Institute of Technology ("MIT"). The agreement with MIT (as amended, the "MIT Agreement") covers certain U.S. patents and corresponding patents in European and Far East countries. Pursuant to the MIT Agreement, the Company has been granted an exclusive, worldwide license to make, use and sell the products covered by the patents and to practice the procedures covered by the patents. The MIT Agreement requires the Company to pay to MIT a royalty on the cumulative net sales of licensed products ranging from 3% to 4.5% of annual Company sales.

       The Company's other U.S. issued patents relate to: the Company's test system incorporating skin tissue equivalents and other organ equivalents; its proprietary collagen extraction process; the invention and methods of making of dense fibrillar collagen (DFC) constructs; the production of an organ equivalent for the cornea and its method of production using tissue culturing systems; a method of making collagen thread; a method of cold chemical sterilization which maintains the cell-compatibility of the Company's collagen; methods for manufacturing living skin equivalents, including Apligraf/TM/; and a method of cryopreservation of cultured living tissue equivalents. As part of the continuing interest in protecting its intellectual property rights, the Company has also filed, and is prosecuting, over thirteen other patent applications in the United States alone.

       There can be no assurance that any patents will be issued as a result of the Company's patent applications or that issued patents will provide the Company with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by the Company will not be infringed or that third parties will not independently develop either the same or similar technology.

       A portion of the Company's know-how and technology are trade secrets. To protect its rights, the Company requires key employees and consultants to maintain the confidentiality of the Company's proprietary information and the Company intends to require any corporate sponsor with which the Company enters into a collaborative research and development agreement to do so as well. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

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

       As the Company develops products to the point where FDA authorization becomes required, there can be no assurance that the appropriate authorization will be granted, that the process to obtain such authorization will not be excessively expensive or lengthy or that the Company will have sufficient funds to pursue such approvals. Moreover, the failure to receive requisite authorization for the Company's products or processes, when and if developed, or significant delays in obtaining such authorization, would prevent the Company from commercializing its products as anticipated and may have a materially adverse effect on the business of the Company.

  PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

       The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of the Company's product candidates in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's product candidates, if any, that receive regulatory approval for commercial sale. The Company currently has limited product liability coverage for the clinical research use of its product candidates. The Company does not have product liability insurance for the commercial sale of its product candidates but intends to obtain such coverage if and when its products are commercialized. However, there can be no assurance that the Company will be able to obtain additional insurance coverage at acceptable costs, if at all, or that a product liability claim would not have a material adverse affect on the business or financial condition of the Company.

  MANUFACTURING LIMITATIONS

       The Company has limited experience in the commercial manufacturing of medical device products. The process of manufacturing the Company's products is complex, requiring strict adherence to manufacturing protocols. The Company is producing its lead product, Apligraf/TM/, on a pilot-scale in adherence to these manufacturing protocols in quantities sufficient to meet clinical testing needs. However, the Company will need to transition from pilot-scale manufacturing to full-scale production of the Company's products and there can be no assurance that the Company will be able to make this transition successfully.

       As the Company undertakes the manufacture of products on a commercial basis, it will be required to maintain a manufacturing facility in compliance with Good Manufacturing Practices. Manufacturing facilities and processes must pass an inspection before the FDA will issue any product licenses necessary to market medical therapeutics and are subject to continual review and periodic inspection. There can be no assurance that the Company will be able to manufacture any products successfully and in a cost effective manner. If the Company is unable to manufacture its potential products independently or obtain or retain third-party manufacturing on commercially acceptable terms, the submission of products for final regulatory approval and initiation of marketing would be delayed. This, in turn, may cause the Company to be unable to commercialize its product candidates as planned, which may have a material adverse effect on the Company.

  SOURCES OF SUPPLY

       The Company manufactures Apligraf/TM/ for use in clinical trials at its Canton, Massachusetts facility and intends to manufacture Apligraf/TM/ for commercial sale at that facility. Among the fundamental raw materials needed to manufacture Apligraf/TM/ are keratinocytes and fibroblasts. These cells are derived from donated infant foreskin; it is critical that the cells be pathogen free. The Company does extensive testing of the cells for pathogens, including for the HIV or "AIDS" virus. However, there can be no assurance that additional cells of adequate purity can be created, or once created, that the cells derived from it will in fact be pathogen free.

       Another major additional material required to produce the Company's products is collagen, a protein ordinarily obtained from animal source tissue by commercial suppliers. The Company has developed a proprietary method of procuring its own collagen. This process yields collagen which the Company believes is superior in quality and strength to collagen available from commercial sources and which provides the Company with a continuous, high-quality source of supply. The Company currently obtains its animal source tissue from U.S. suppliers only, as required by the U.S. Department of Agriculture ("USDA"); there is currently only one other USDA-approved country from which these materials may be purchased. There can be no assurance that the Company will be able to obtain adequate supplies of animal source tissue to meet its future needs or that the Company will be able to obtain such supplies on a cost effective basis.

       The thermo-formed tray assembly that is used in the manufacturing process of Apligraf/TM/ is available under a supply arrangement with only one FDA-approved manufacturing source. Because the FDA approval process requires manufacturers to specify their proposed materials of certain component parts in their applications, FDA approval of a new material would be required if a currently approved material became unavailable from a supplier. There can be no assurance that the Company will be able to obtain adequate supplies of thermo-formed tray assemblies to meet its future Apligraf/TM/ manufacturing needs or that the Company will be able to obtain such assemblies on a cost effective basis.

       There can be no assurance that interruptions in supplies will not occur in the future or that the Company will not have to obtain substitute vendors for these materials. Any significant supply interruption would adversely affect the Company's clinical trials or future large scale commercial manufacturing of Apligraf/TM/. In addition, an uncorrected impurity or suppliers variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture its products.

  COLLABORATIVE AGREEMENTS

       In January 1996, the Company and Novartis AG ("Novartis"), formerly Sandoz Ltd. entered into an agreement granting Novartis exclusive global marketing rights to Apligraf/TM/. Under the agreement, Novartis is responsible for Apligraf/TM/ sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the U.S. The Company will supply Novartis' global requirements for Apligraf/TM/ and will receive both a per unit manufacturing payment and royalty revenues on all product sales. Novartis has agreed to provide the Company up to $37,500,000 in equity investments, research support and milestone payments, of which $11,500,000 was received in 1996. The remaining payments will be received based upon achievement of specified events or dates.

       In 1995, the Company and Biomet, Inc. ("Biomet") mutually agreed to replace the prior research agreement with a supply arrangement under which Biomet may, but is not obligated to, purchase collagen from the Company. The Company recognized revenues under these agreements of approximately $19,000 and $336,000 for the years ended December 31, 1995 and 1994, respectively. No significant revenues were recognized under this supply arrangement in 1996.

    In 1994, the Company signed a license agreement with Toyobo Ltd. ("Toyobo"), granting Toyobo a license to manufacture and market Testskin in Japan, in exchange for royalty payments to the Company. The Company recognized royalty revenues under this agreement of approximately $42,000 for the year ended December 31, 1996. No significant revenues were recognized under this agreement in 1995 and 1994.

  RESEARCH AND OTHER AGREEMENTS

    The agreements summarized below generally provide for funding over a limited period. Each agreement is reviewed at least annually and the amounts to be funded for the next period are then determined. Either party may cancel the agreement upon advance, written notice.

    In September 1996, the Company entered into a research agreement with the Children's Hospital of Boston related to graft acceptance.

    In June 1996, the Company announced that it had formed a research collaboration with the Massachusetts General Hospital (MGH) on the development of a liver assist device.

    In December 1995, the Company signed a research agreement with the Brigham and Women's Hospital focused on the biology of oral mucosa tissue.

    In March 1995, the Company's Subsidiary, ECM Pharma/TM/, signed a research agreement, with an option to negotiate a license, with Harvard Medical School to supplement research related to the discovery of extracellular matrix related therapeutics.

    During 1995, the Company agreed to fund certain work performed at the Connective Tissue Research Laboratory at Hebrew University.

  RESEARCH AND DEVELOPMENT

       The Company plans to continue to focus its product development efforts on developing high quality cell therapy, matrix scaffold and other types of tissue engineered products in such areas as wound care, urology, cardiovascular medicine and general surgery.

       The Company's research and development staff consists of scientists and laboratory assistants with technical backgrounds in cell biology, matrix biology, cell culture, immunology, cryopreservation, molecular biology and clinical medicine.

       For 1996, 1995 and 1994, the Company's research and development expenses were $10,863,000, $9,272,000 and $8,219,000, respectively.

  EXECUTIVE OFFICERS OF THE COMPANY

       The following table sets forth the name, age and current position of each officer of the Company who was an executive officer on December 31, 1996:

         NAME                 AGE        POSITION
         ----                 ---        --------
  Mr. Herbert M. Stein        68       Chairman, Chief Executive Officer and Director
  Dr. David T. Rovee          57       President, Chief Operating Officer and Director
  Ms. Donna L. Abelli         38       Vice President -- Finance and Administration,
                                       Chief Financial   Officer, Treasurer and Secretary
  Dr. Robert J. Buehler       49       Vice President -- Operations
  Mr. Joel T. Cademartori     54       Vice President -- Regulatory Affairs, Quality
                                       Assurance and Quality Control
  Dr. Paul D. Kemp            40       Vice President -- Connective Tissue Science
  Dr. Nancy L. Parenteau      43       Senior Vice President -- Research and Development
                                       and Chief Scientific Officer
  Dr. Michael L. Sabolinski   41       Senior Vice President -- Corporate Development
                                       and Medical Affairs

    Mr. Stein became Chairman of the Board of Directors in February 1991. He has been a Director of the Company since October 1986 and the Chief Executive Officer of the Company since January 1987. Mr. Stein was the Vice Chairman of the Board of Directors of the Company from January 1987 to February 1991. Mr. Stein is also a director of EKCO Group, Inc. and Apogee Technology, Inc.

    Dr. Rovee became President and Chief Operating Officer in February 1994. He became a Director of the Company in March 1994. Dr. Rovee joined the Company in September 1991 as a consultant and was elected Vice President -- Research and Development of the Company in November 1991. Prior to joining the Company, Dr. Rovee had been with Johnson & Johnson for 25 years, most recently as Vice President of Research and Development for Johnson & Johnson Patient Care, Inc.

    Ms. Abelli was elected as Vice President -- Finance and Administration, Chief Financial Officer, Treasurer and Secretary in March 1996. Prior to joining the Company, Ms. Abelli had been with the accounting firm of Coopers & Lybrand L.L.P. for 15 years, most recently as a partner since 1992.

    Dr. Buehler was elected as Vice President -- Operations in November 1995. Dr. Buehler was Director, Process Development from August 1994 to November 1995; Director, Quality Assurance from June 1993 to August 1994; Director, Operations from June 1988 to June 1993.

    Mr. Cademartori was elected as Vice President -- Regulatory Affairs, Quality Assurance and Quality Control in August 1995. Mr. Cademartori joined the Company in October 1994 as Director of Quality Assurance. Prior to joining the Company, Mr. Cademartori was an independent consultant of medical products and quality assurance for various companies from December 1990 to October 1994. Mr. Cademartori was in General Management for Johnson & Johnson Medical Products from June 1972 to December 1990.

    Dr. Kemp was elected as Vice President -- Connective Tissue Science in February 1994. Dr. Kemp was Director, Matrix Engineering from 1990 to 1994; Director, Collagen Production from 1990 to 1992; Group Leader, Matrix Biochemistry from 1988 to 1990 and Staff Scientist, Matrix Biochemistry from 1987 to 1988.

    Dr. Parenteau was elected as Senior Vice President, Research and Development and Chief Scientific Officer in August 1995. Dr. Parenteau was Vice President -- Cell and Tissue Science from February 1994 to August 1995; Director, Cell Biology Research from 1989 to 1994; Project Director, Living Skin Equivalent and Co-Director of Research from 1987 to 1989 and Group Leader, Cell Biology from 1986 to 1987.

    Dr. Sabolinski was elected as Senior Vice President -- Corporate Development and Medical Affairs in August 1995. Dr. Sabolinski was Vice President -- Medical and Regulatory Affairs of the Company from February 1994 to August 1995. Dr. Sabolinski joined the Company in April 1992 as Director of Clinical and Regulatory Affairs. Prior to joining the Company, Dr. Sabolinski was Vice President of Clinical Affairs at Advanced Tissue Sciences from November 1991 to March 1992. From 1989 to November 1991, Dr. Sabolinski was Director of Cardiovascular Products at Sandoz Pharmaceuticals Corp.

  EMPLOYEES

       As of March 1, 1997, the Company had 124 full-time employees. The Company has 67 employees devoted to research and development, 38 employees devoted to production and support of Apligraf/TM/ and other products and 19 employees devoted to General and Administrative. The Company has established a stock option plan providing equity incentives to all key employees, an employee stock purchase plan and a 401(k) plan for all of its full-time employees. The Company believes that, through equity participation, attractive fringe benefit programs and the opportunity to contribute to the development of new products using new technology, the Company will continue to be able to attract highly-qualified personnel.

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

  ITEM 2.   PROPERTIES

       During 1996, the Company leased 45,000 square feet of space in Canton, Massachusetts at an annual average base rent of $386,000, plus operating expenses. During November 1996, the Company negotiated a new lease for 10,000 square feet of additional warehouse and office space located in Canton, Massachusetts at an annual average base rent of approximately $56,000. The new lease commenced in November 1996 and will expire in October 1999.

       In December 1996, the Company negotiated an amendment to its current lease, giving it access to an additional 13,900 square feet of space next to its current headquarters, to be occupied subsequent to year-end. The Company is also exploring the options available for a new facility for full-scale commercial production of products in the future. The Company believes that its current facilities and its ability to expand into the additional 13,900 square feet of space will adequately support its manufacturing needs and research and development activities through the end of 1997 and beyond.

  ITEM 3.   LEGAL PROCEEDINGS

    None

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                           PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the American Stock Exchange under the symbol ORG. On March 3, 1997, there were 566 shareholders of record of the Company's Common Stock. The table below lists the high and low quarterly range of reported closing prices of the Company's Common Stock during the past two years.

                                1996                   1995
                          -----------------------------------
                           High      Low      High      Low
                           ----      ---      ----      ---
First Quarter             $21 1/4   $13 7/8  $15 5/8  $ 9 1/4
Second Quarter             23 1/4    16 1/2   13 1/4    8 1/2
Third Quarter              19 3/4    14 1/4   19 5/8   11 1/8
Fourth Quarter             24 1/2    17 3/8   21 5/8       14

    No cash dividends have been paid to date on the Company's Common Stock. The 1995 amounts above have been adjusted to reflect a 25% stock dividend distributed to stockholders of record on September 1, 1995.

    In October 1996, the Company received $124,800 from the exercise of 12,800 warrants at a price of $9.75 (See "Stockholders Equity - Common Stock" under the Notes to Consolidated Financial Statements). These warrants were exercised pursuant to a registration statement which went effective on July 30, 1996.

  ITEM 6.   SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            For the Years Ended December 31,
                        ----------------------------------------------------
                            1996       1995       1994       1993      1992
                        ----------------------------------------------------

Revenues                   $ 7,527   $    627   $    996   $ 1,593   $ 4,972
Net Loss                    (7,499)   (12,737)   (10,441)   (9,936)   (6,230)
Net Loss Per Share           (0.53)     (1.02)     (0.91)    (0.87)    (0.55)
Working Capital             11,256     12,886      8,407    11,356    13,809
Capital Expenditures         3,311        319        463        95     6,139
Total Assets                22,436     19,304     15,127    23,955    34,507
Stockholders' Equity        18,478     17,798     13,949    22,814    32,599
Number of Employees            115         97         94        73        89


  ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

  MANAGEMENT'S DISCUSSION AND ANALYSIS

  The following discussions and other parts of this report which express "belief", "anticipation", "expectation", "plans", "future" or "intention" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Liquidity and Capital Resources " and "Nature of Business" sections of this report and those included in publicly available filings with the Securities and Exchange Commission.

  Results of Operations

  1996 Compared to 1995

    Total revenues for fiscal year 1996 were $7,527,000, compared to $627,000 in 1995. The increase was primarily due to research and development support payments of $6,500,000 received and recognized from Sandoz Ltd. (now Novartis
  AG). Interest income increased to $985,000 for fiscal year 1996, compared to $608,000 in 1995. The increase was primarily due to more cash being available from Novartis' equity investment and research and development support payments totaling $11,500,000 that were received in 1996.

    Research and development expenses increased to $10,863,000 for fiscal year 1996 from $9,272,000 in 1995. The increase was primarily due to personnel additions and activities supporting the Company's lead product, Apligraf/TM/, including: expanding Apligraf/TM/ operations; initiation of the diabetic ulcer pivotal trial; and supporting the premarket approval application for the treatment of venous ulcers, which is pending at the FDA. The increase was also due to the Company's research collaborations with leading academic institutions and/or their faculty, including Brigham and Women's Hospital, Children's Hospital in Boston, Harvard Medical School and the Massachusetts General Hospital, to further strengthen the product portfolio. The Company expects to continue to expand Apligraf/TM/ operations and to advance the Company's product pipeline during 1997.

    General and administrative expenses increased slightly to $4,163,000 for fiscal year 1996 from $4,092,000 in 1995, primarily due to increased personnel and related costs; this increase was partially offset by cost reductions in other general and administrative related expenses. The Company's net loss for fiscal year 1996 was $7,499,000, or $.53 per share, as compared with a net loss for fiscal year 1995 of $12,737,000, or $1.02 per share.

  1995 Compared to 1994

    Contract revenues during 1995 were $19,000, compared to $336,000 in 1994. The contract revenue was realized by the Company under a research agreement with Biomet, Inc. ("Biomet"), which was then replaced with a supply arrangement under which the Company sells collagen to Biomet. Interest income in 1995 was $608,000, compared to $660,000 in 1994.

    Research and development expenses increased to $9,272,000 in 1995 from $8,219,000 in 1994. The increase was primarily due to the Company's regulatory filing and expanding Apligraf/TM/ operations and related increases in resources in clinical research, cryobiology, quality assurance and process scale-up. The increase was also due in part to the Company establishing research collaborations with leading academic institutions and/or their faculty, including Harvard Medical School and Hebrew University, to further strengthen its product portfolio. General and administrative expenses increased to $4,092,000 in 1995 from $3,218,000 in 1994, primarily due to higher legal, consulting and other professional services resulting mainly from the 1995 public offering, the collaborative agreement with Novartis and support for the activity in research and development. The Company's net loss for 1995 was $12,737,000, or $1.02 per share, as compared with a net loss for 1994 of $10,441,000, or $.91 per share.

  Liquidity and Capital Resources

    From inception, the Company has financed its operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments and, to a lesser extent, sale of products and receipt of royalties. Novartis has agreed to provide the Company up to $37,500,000 in equity investments, research support and milestone payments (See "Collaborative Agreements" under the Notes to Consolidated Financial Statements), of which $11,500,000 was received in 1996. The remaining payments will be received based upon achievement of specified events or dates. In addition, Novartis and the Company are engaged in good-faith discussions regarding Novartis providing Organogenesis with a revolving line of credit to finance Organogensis' Apligraf/TM/-related expenditures through draw-downs of funds, in the event such draw-downs are necessary.

    The sale of equity securities and the exercise of warrants and stock options provided cash of approximately $8,117,000 and $16,586,000 in fiscal years 1996 and 1995, respectively.

    At December 31, 1996, the Company had cash, cash equivalents and investments in the aggregate amount of $14,440,000 and working capital of $11,256,000, compared to $13,721,000 and $12,886,000, respectively, at December 31, 1995. The primary use of cash during fiscal year 1996 related to financing the Company's operating activities of $4,087,000 and investing in plant expansion. Capital expenditures increased significantly to $3,311,000 during fiscal year 1996, from $319,000 in 1995, primarily due to the build-out of the current facilities to support Apligraf/TM/ manufacturing and the acquisition of laboratory equipment for expanded research and development programs. The Company expects to continue to utilize funds at an increasing rate during 1997 related to the continued expansion of Apligraf/TM/ operations and to the advancement of the Company's product pipeline.

    Facility expansion activities are expected to continue during 1997 as well. In the last quarter of 1996, the Company amended its existing facility lease for expanded space and leased additional warehouse and office space to enable more of its main facility to be dedicated to manufacturing related operations. The Company is also exploring the options available for a new facility for full-scale commercial production of products in the future, as well as a European distribution and/or manufacturing plant.

    These activities will require substantial additional financial resources before the Company can expect to realize a net profit from product sales. Based upon its current plans, the Company believes that the future funds from Novartis, together with existing working capital, will be sufficient to finance its operations for at least the next 12 months. However, the Company's funding requirements may change depending upon numerous factors, including progress of the Company's research and development programs; time required to obtain regulatory approvals; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and marketing approval of the Company's products and, if approved, whether the products will be commercially successful. There can be no assurances that additional funds will be available when required on terms acceptable to the Company. If adequate funds are not available, there could be a material adverse effect on the Company's financial condition and results of operations.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ORGANOGENESIS INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

  Report of Independent Accountants                                                    22
  Consolidated Balance Sheets as of December 31, 1996 and 1995                         23
  Consolidated Statements of Operations for the years ended December 31, 1996, 1995
    and 1994                                                                           24
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995
    and 1994                                                                           25
  Consolidated Statements of Changes in Stockholders' Equity for the years ended
    December 31, 1996, 1995 and 1994                                                   26
  Notes to Consolidated Financial Statements                                           27


                 REPORT OF INDEPENDENT ACCOUNTANTS

  To the Board of Directors and Stockholders of Organogenesis Inc.:

    We have audited the accompanying consolidated balance sheets of Organogenesis Inc. and its wholly owned subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Organogenesis Inc. and its wholly owned subsidiaries as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



  Coopers & Lybrand L.L.P.

  Boston, Massachusetts
  March 27, 1997

                               ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                           December 31,
                                                                                         ----------------
                                                                                          1996     1995
                                                                                         -------  -------
ASSETS
Current assets:
Cash and cash equivalents                                                                $   399  $ 2,569
Investments                                                                               14,041   11,152
Other current assets                                                                         703      557
                                                                                         -------  -------
                                                                                          15,143   14,278
Property and equipment, net                                                                7,204    4,942
Other assets                                                                                  89       84
                                                                                         -------  -------
                                                                                         $22,436  $19,304
                                                                                         =======  =======


LIABILITIES
Current liabilities:
Accounts payable                                                                         $ 1,220  $   605
Accrued expenses                                                                           2,667      787
                                                                                         -------  -------
                                                                                           3,887    1,392
Deferred rent payable                                                                         71      114
Commitments (see Notes)

  STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00; authorized 1,000,000 shares:
    Series A Convertible Preferred;
      designated 250,000 shares;
      all have been issued and converted                                                       -        -
    Series B Junior Participating;
      designated 50,000 shares;
      no shares issued and outstanding                                                         -        -
Common stock, par value $.01; authorized 40,000,000 shares:
    issued and outstanding 14,292,345 and 13,732,437
    shares as of December 31, 1996 and 1995, respectively                                    143      137
Additional paid-in capital                                                                85,514   77,341
Accumulated deficit                                                                      (67,179) (59,680)
                                                                                         -------  -------
    Total stockholders' equity                                                            18,478   17,798
                                                                                        --------  -------
                                                                                         $22,436  $19,304
                                                                                         =======  =======




   The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                                            For the Years Ended December 31,
                                                        ----------------------------------------
                                                            1996          1995          1994
                                                        ----------------------------------------

Revenues:
 Research and development support from related party    $     6,500   $         -   $         -
 Contract revenues and royalties                                 42            19           336
 Interest income                                                985           608           660
                                                        -----------   -----------   -----------
     Total revenues                                           7,527           627           996
                                                        -----------   -----------   -----------


Costs and Expenses:
 Research and development                                    10,863         9,272         8,219
 General and administrative                                   4,163         4,092         3,218
                                                        -----------   -----------   -----------
     Total costs and expenses                                15,026        13,364        11,437
                                                        -----------   -----------   -----------

Net loss                                                $    (7,499)  $   (12,737)  $   (10,441)
                                                        ===========   ===========   ===========

Net loss per common share                                $     (.53)  $     (1.02)  $      (.91)
                                                        ===========   ===========   ===========

Weighted average number of
  common shares outstanding                              14,086,691    12,521,488    11,487,669
                                                        ===========   ===========   ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                    For the Years Ended December 31,
                                                   -----------------------------------
                                                      1996         1995        1994
                                                   -----------  ----------  ----------

Cash used in operating activities:
   Net loss                                          $ (7,499)   $(12,737)   $(10,441)
   Adjustments to reconcile net loss to
    cash used in operating activities:
      Depreciation                                      1,049       1,011         954
      Issuance of stock options                            62           -           -
   Changes in assets and liabilities:
      Other current assets                               (146)        (16)        129
      Other assets                                         (5)         (4)         (2)
      Accounts payable                                    615         204          (2)
      Accrued expenses                                  1,880         196          70
      Deferred revenue                                      -         (13)         11
      Deferred rent payable                               (43)        (43)        (43)
      Other liabilities                                     -         (15)          -
                                                     --------    --------    --------
Cash used in operating activities                      (4,087)    (11,417)     (9,324)

Cash flows from investing activities:
      Capital expenditures                             (3,311)       (319)       (463)
      Purchases of investments                        (13,870)    (12,500)        (98)
      Sales/maturities of investments                  10,981       7,032       7,999
                                                     --------    --------    --------
Cash provided by (used in) investing activities        (6,200)     (5,787)      7,438

Cash flows from financing activities:
      Proceeds from sale of common stock - net          5,000      14,774           -
      Proceeds from exercise of warrants                2,316           -           -
      Proceeds from exercise of stock options             801       1,812       1,577
                                                     --------    --------    --------
Cash provided by financing activities                   8,117      16,586       1,577
                                                     --------    --------    --------
Decrease in cash and cash equivalents                  (2,170)       (618)       (309)
Cash and cash equivalents, beginning of period          2,569       3,187       3,496
                                                     --------    --------    --------

Cash and cash equivalents, end of period             $    399    $  2,569    $  3,187
                                                     ========    ========    ========



   The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                            For the Years Ended December 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------------------------------------
                             Series A Convertible                Additional                             Total
                              Preferred Stock   Common Stock        Paid-in  Accumulated         Stockholders'
                              ---------------   ------------
                              Shares   Amount   Shares  Amount      Capital      Deficit               Equity
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993       250    $ 250    9,128    $ 91       $58,975     $(36,502)          $ 22,814
-------------------------------------------------------------------------------------------------------------
Issuance of common
  stock upon exercise
  of stock options and
  in connection with
  employee stock
  purchase plan                                    238       2          1,574                          1,576
Net loss                                                                           (10,441)          (10,441)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994       250    $ 250    9,366    $ 93        $60,549     $(46,943)         $ 13,949
-------------------------------------------------------------------------------------------------------------
Issuance of common
  stock upon exercise
  of stock options and
  in connection with
  employee stock
  purchase plan                                    249       2         1,810                            1,812
Sale of common stock - net                       1,150      12        14,762                           14,774
One for four
  common stock
  dividend                                       2,654      27           (27)                               -
Conversion of
  Preferred A to
  common stock                  (250)    (250)     313       3           247            -                  -
Net loss                                                                          (12,737)           (12,737)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995         -        -   13,732    $137       $77,341      (59,680)          $ 17,798
-------------------------------------------------------------------------------------------------------------
Issuance of common
  stock upon exercise
  of stock options and
  in connection with
  employee stock
  purchase plan                                    112       1           800                             801
Issuance of common
 stock upon exercise
  of warrants                                      234       3         2,313                           2,316
Sale of common stock                               214       2         4,998                           5,000
Issuance of stock options                                                 62                              62
Net loss                                                                           (7,499)            (7,499)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996         -        -   14,292    $143       $85,514      (67,179)          $ 18,478
-------------------------------------------------------------------------------------------------------------




    The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business:

  Organogenesis Inc. (the "Company") designs, develops and manufactures medical therapeutics containing living cells and/or natural connective tissue components. The Company's products are designed to promote the establishment and growth of new tissues to restore, maintain or improve biological function.

  The Company has a wholly owned subsidiary, ECM Pharma/TM/, Inc. ("ECM Pharma/TM/"). ECM Pharma/TM/ was established to discover, develop and commercialize human therapeutics based on the extracellular matrix. The Company also has a wholly owned investment subsidiary, Dan Capital Corporation, which holds a substantial portion of the Company's cash, cash equivalents and investments.

  The Company is subject to risks common to entities in the biotechnology industry, including, but not limited to, development by the Company's competitors of new technologies or products that are more effective than the Company's, risks of failure of clinical trials, dependence on and retention of key personnel, protection of proprietary technology, compliance with U.S. Food and Drug Administration ("FDA") regulations and similar foreign regulatory bodies, continued availability of raw material for the Company's products, availability of product liability insurance upon commercialization of the Company's products, ability to transition from pilot-scale manufacturing to full-scale commercial production of products, ability to recover the investment in property and equipment, uncertainty as to the availability of additional capital on acceptable terms, if at all, and the demand for the Company's products, if and when approved.

  The ultimate success of the Company is dependent upon its ability to raise capital through equity placement, royalty and manufacturing payments, receipt of contract revenue, sale of products, research and development funding under licensing agreements and interest income on invested capital. However, the Company's funding requirements may change depending upon numerous factors, including progress of the Company's research and development programs; time required to obtain regulatory approvals; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and marketing approval of the Company's products and, if approved, whether the products will be commercially successful.

  While management believes that future capital composed of equity investments, milestone and research and development support payments, manufacturing payments and royalty revenue will be sufficient to fund future operations, there can be no assurances that these or any additional funds will be available when required on terms acceptable to the Company.

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

 Revenue Recognition

  Research and development support revenue under the collaborative agreement with Novartis is recognized as related expenses are incurred. Contract revenues under research and development agreements are recognized as the related efforts are performed. Deferred revenue arises from differences between cash received and revenue recognized in accordance with these policies. Royalty revenue is recorded as earned.

 Research and Development Costs

  All research and development costs are expensed as incurred.

 Patents

  As a result of the Company's research and development programs, the Company has a proprietary portfolio of patent rights and patent applications for a number of patents in the United States and abroad. Such patent rights are of significant importance to the Company to protect its products and processes.
For financial reporting purposes, all costs in connection with patent rights and patent applications have been expensed as incurred.

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

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash and money market funds, which are convertible into a known amount of cash and carry an insignificant risk of change in value. These investments are highly liquid and have original maturities of less than three months.

Property and Equipment

  Equipment, furniture and fixtures, office equipment and leasehold improvements are stated at cost. Depreciation is provided using the straight-line method over three to ten years. Leasehold improvements are being amortized using the straight-line method over the term of the lease.

  Maintenance and repairs are charged to expense as incurred and betterments are capitalized. Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations.

 Construction-in-Progress

  At December 31, 1996, the Company had construction-in-progress of $1,902,000 due to the expansion of its current facilities. The Company plans to equip the facility in phases as necessary to satisfy its production requirements. Depreciation will commence once the facilities and equipment are put into service.

 Stock-Based Compensation

  During 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows the Company to continue to account for its stock-based compensation arrangements under the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and disclose in a footnote the pro forma effects to net loss and net loss per share assuming the fair value accounting method of SFAS 123 was adopted. Accordingly, no compensation cost has been recognized in income from stock-based employee awards.

 New Accounting Pronouncement

  In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") was issued effective with fiscal years ending December 31, 1996. This standard establishes accounting standards for the impairment of long-lived assets, including property and equipment, certain identifiable intangibles and goodwill related to those assets. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed. SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS 121 did not have an impact on the Company's consolidated financial position or operating results.

 Reclassifications

  Certain reclassifications have been made to the fiscal years 1995 and 1994 financial statements to conform to the 1996 classifications. These reclassifications have no impact on the Company's results of operations or financial position.

Investments:

  The Company determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The investments held are classified as available-for-sale and are carried at cost plus accrued interest, which approximates fair market value and, accordingly, there was no adjustment to stockholders' equity. The Company also classifies its investments in accordance with their intended use. At December 31, 1996, the intended use of all investments is to fund working capital. The Company invests its excess cash in securities that have an A or A1 rating or better with a maximum maturity of two years.

   The aggregate cost and fair market value of investments are as follows (in thousands):

                                               December 31, 1996      December 31, 1995
                                              -------------------  --------------------
                                              Amortized   Market   Amortized     Market
              Maturity                          Cost      Value      Cost         Value
              --------                          ----      -----      ----         -----
Less than one year:
  U.S. Government and Agency bonds              $ 5,119   $ 5,122    $ 2,573     $ 2,575
  Time deposits                                     500       500      1,311       1,311
  Corporate notes                                 5,142     5,135      5,582       5,582
  Discount notes                                     98        98        697         697
  Certificates of deposit                           989       989        989         989
Between one and two years:
  U.S. Government and Agency bonds                1,010     1,012          -           -
  Corporate notes                                 1,183     1,185          -           -
                                                -------   -------    -------     -------
Total Investments                               $14,041   $14,041    $11,152     $11,154
                                                =======   =======    =======     =======

Other Current Assets:

  During 1996, the Company loaned two officers a total of $132,000. The loans were granted interest-free and are due upon the earlier of the disposition of underlying shares acquired from the exercise of stock options held by the officers or termination of employment. Also included in other current assets is a receivable of approximately $127,000 due from Novartis.

Property and Equipment:

  Property and equipment consisted of the following (in thousands):

                                                  Estimated Useful            December 31,
                                                                            ----------------
                                                    Life (years)             1996     1995
                                                  -----------------         -------  -------
Equipment                                                     5-10          $ 8,458  $ 7,382
Furniture, fixtures and office equipment                       3-5            1,479    1,265
Leasehold improvements                                  lease term            1,572    1,453
Construction-in-progress                                                      1,902        -
                                                                            -------  -------
                                                                             13,411   10,100
Less accumulated depreciation                                                 6,207    5,158
                                                                            -------  -------
                                                                            $ 7,204  $ 4,942
                                                                            =======  =======


Accrued Expenses:

  Accrued expenses consisted of the following (in thousands):

                                                          December 31,
                                                          -------------
                                                           1996   1995
                                                          ------  -----
Compensation and employee benefits                        $  748  $ 507
Professional services                                        263    170
Construction costs                                         1,200      -
Other                                                        456    110
                                                          ------  -----
                                                          $2,667  $ 787
                                                          ======  =====

Lease Obligations:

  The Company occupies its current premises under a lease which expires on October 1, 1999, with an option to extend the term for an additional five years. The Company is responsible for taxes, insurance and operating expenses under the terms of the lease. During December 1996, the Company negotiated an amendment to its current lease, for an additional 13,900 square feet of space to be occupied subsequent to year-end. During November 1996, the Company negotiated a new lease for an additional 10,000 square feet of warehouse and office space which expires on October 31, 1999.

Future minimum lease payments, including the additional space to be occupied subsequent to year-end, are as follows (in thousands):

1997                                                                  $  492
1998                                                                     562
1999                                                                     426
                                                                      ------
                                                                      $1,480
                                                                      ======

  Rent of approximately $394,000, $386,000 and $361,000 was charged to expense during the years ended December 31, 1996, 1995 and 1994, respectively.

Income Taxes:

  At December 31, 1996, the Company had Federal tax net operating loss carryforwards of approximately $72,000,000, of which $3,101,000 relate to disqualifying dispositions of qualified incentive stock options and exercise of nonqualified stock options. The tax benefit of $1,240,000 related to the stock options will be credited to equity when realized. The Federal net operating loss carryforwards expire beginning in 2000. At December 31, 1996, the Company had Federal research and development tax credits of approximately $2,242,000, which expire beginning in 2005. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

  The approximate tax effect of each type of temporary difference and carryforward is reflected in the following table. The effective tax rate is expected to be 40% combined federal and state (in thousands):

                                                                        December 31,
                                                                    --------------------
                                                                      1996       1995
                                                                    ---------  ---------
Deferred tax assets and (liabilities):
    Net operating loss carryforwards                                $ 28,923   $ 25,520
    Research and development credits                                   2,242      2,200
    Depreciation                                                        (701)      (720)
    Other                                                                  4          -
                                                                    --------   --------
    Net deferred tax asset before valuation allowance                 30,468     27,000
Valuation allowance                                                  (30,468)   (27,000)
                                                                    --------   --------
Net deferred asset after valuation allowance                        $      0   $      0
                                                                    ========   ========

  Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a 100% valuation allowance against its otherwise recognizable net deferred tax assets.

Collaborative Agreements:

  In January 1996, the Company and Novartis AG ("Novartis"), formerly Sandoz Ltd., entered into an agreement granting Novartis exclusive global marketing rights to Apligraf/TM/ Under the agreement, Novartis is responsible for Apligraf/TM/ sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the U.S. The Company will supply Novartis' global requirements for Apligraf/TM/ and will receive both a per unit manufacturing payment and royalty revenues on all product sales. Novartis has agreed to provide the Company up to $37,500,000 in equity investments, research support and milestone payments, of which $11,500,000 was received in 1996. The remaining payments will be received based upon achievement of specified events or dates.

  In 1995, the Company and Biomet, Inc. ("Biomet") mutually agreed to replace the prior research agreement with a supply arrangement under which Biomet may, but is not obligated to, purchase collagen from the Company. The Company recognized revenues under these agreements of approximately $19,000 and $336,000 for the years ended December 31, 1995 and 1994, respectively. No significant revenues were recognized under this supply arrangement in 1996.

  In 1994, the Company signed a license agreement with Toyobo Ltd. ("Toyobo"), granting Toyobo a license to manufacture and market Testskin in Japan in exchange for royalty payments to the Company. The Company recognized royalty revenues under this agreement of approximately $42,000 for the year ended December 31, 1996. No significant revenues were recognized under this agreement in 1995 and 1994.

Research and Other Agreements:

  The agreements summarized below generally provide for funding over a limited period. Each agreement is reviewed at least annually and the amounts to be funded for the next period are then determined. Either party may cancel the agreement upon advance, written notice.

  In September 1996, the Company entered into a research agreement with the Children's Hospital of Boston related to graft acceptance.

  In June 1996, the Company announced that it had formed a research collaboration with the Massachusetts General Hospital (MGH) on the development of a liver assist device.

  In December 1995, the Company signed a research agreement with the Brigham and Women's Hospital focused on the biology of oral mucosa tissue.

  In March 1995, the Company's subsidiary, ECM Pharma/TM/, signed a research agreement, with an option to negotiate a license, with Harvard Medical School to supplement research related to the discovery of extracellular matrix related therapeutics.

  During 1995, the Company agreed to fund certain work performed at the Connective Tissue Research Laboratory at Hebrew University.

License Agreement:

  Certain of the Company's technologies are licensed under an exclusive patent license agreement with the Massachusetts Institute of Technology ("MIT"). The agreement with MIT (as amended, the "MIT Agreement") covers certain U.S. patents and corresponding patents in European and Far East countries. Pursuant to the MIT Agreement, the Company has been granted an exclusive, worldwide license to make, use and sell the products covered by the patents and to practice the procedures covered by the patents. The MIT Agreement requires the Company to pay to MIT a royalty on the cumulative net sales of licensed products ranging from 3% to 4.5% of annual Company sales.

Stockholders' Equity:

 Preferred Stock

  The Company has authorized 1,000,000 shares of Preferred Stock at December 31, 1996, of which 250,000 and 50,000 shares have been designated as Series A Convertible Preferred Stock and Series B Junior Participating Preferred Stock, respectively. There were no shares of Series A Convertible Preferred Stock or Series B Junior Participating Preferred Stock issued and outstanding as of December 31, 1996 and 1995, respectively.

  The 250,000 shares of Series A Convertible Preferred Stock were converted into 312,500 shares of Common Stock in October 1995.

 Common Stock

  In May 1996, the Company's stockholders approved an increase in the number of authorized shares of Common Stock from 20,000,000 to 40,000,000. There were 14,292,345 and 13,732,437 shares of Common Stock issued and outstanding as of December 31, 1996 and 1995, respectively.

  In January 1996, the Company received proceeds from Novartis of $5,000,000 representing its first equity investment in the Company. As a result of this initial investment at $23.37 per share, Novartis held approximately 1.5% of the outstanding shares of the Company as of December 31, 1996.

  In July 1995, the Company completed a public offering of 230,000 units, at a unit price of $66.25, resulting in the Company receiving net proceeds of approximately $14,774,000. Each unit in the offering consisted of five shares of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $15.90 per share. The warrants are exercisable from October 14, 1996 through October 14, 2001 when the warrants expire. At December 31, 1996, there were 287,500 warrants outstanding. These warrants may be redeemed by the Company for $.01 per warrant at any time after July 14, 1997 if the Common Stock trades above $23.85 for thirty consecutive trading days.

  In August 1995, the Board of Directors declared a 25% stock dividend for stockholders of record on September 1, 1995. The stock dividend was payable on September 8, 1995 and resulted in the issuance of approximately 2,654,000 additional shares of Common Stock. All related data in the consolidated financial statements reflect the stock dividend for all periods presented.

  In November 1991, the Company completed a public offering of 1,650,000 shares of Common Stock. This offering resulted in the Company receiving net proceeds of approximately $36,144,000. In connection with this offering, the underwriter was issued a warrant to purchase 187,500 shares of Common Stock, exercisable at any time during a four-year period. During 1996, these warrants were exercised for 187,500 shares of Common Stock resulting in proceeds of approximately $1,828,000.

  In April 1991, the Company received net proceeds of approximately $924,000 from the sale of 125,000 shares of Common Stock and warrants to purchase Common Stock exercisable at any time during a five-year period. The warrants allow for the purchase of 31,250 shares of Common Stock at $9.60 per share and 15,625 shares at $12.00 per share. During 1996, these warrants were exercised for 46,875 shares of Common Stock, resulting in proceeds of $488,000.

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

Stock-Based Compensation:

  At December 31, 1996, the Company had four stock-based compensation plans (the "Stock Option Plans"), as described below. Consistent with the optional accounting method prescribed by SFAS 123, the following are the pro forma net loss and net loss per share for the years ended December 31, 1996 and 1995, respectively, had compensation cost for the Stock Option Plans been determined based on the fair value at the grant date for grants made in 1996 and 1995 (in thousands, except share data):

                                         1996                      1995
                      ------------------------  ------------------------
                      As Reported   Pro Forma   As Reported   Pro Forma
                      ------------  ----------  ------------  ----------
Net loss                  $(7,499)    $(8,696)     $(12,737)   $(13,443)
Net loss per share        $ (0.53)    $ (0.62)     $  (1.02)   $  (1.07)

  The effects on 1996 and 1995 pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting pro forma results for future years as the periods presented include only two and one years, respectively, of fair value expense for options granted under the Stock Option Plans and because the method prescribed by SFAS 123 has not been applied to options granted prior to January 1, 1995.

  The weighted average fair value of options granted under the Stock Option Plans was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                                              1996     1995
                                                                            --------  -------
Expected life for options issued to employees (years)                           6.2      6.2
Expected life for options issued to Directors and Officers (years)              7.7      7.7
Risk-free interest rate                                                         6.2%     5.3%
Volatility                                                                     61.0%    61.0%
Weighted average fair value per share of options granted during the year     $10.19    $8.55

The Stock Option Plans:

  In May 1995, a stock option plan was approved by the Company's shareholders ( the "1995 Plan") providing for the issuance of up to 1,500,000 shares of Common Stock options to enable the Company to attract and retain key employees and consultants. Under the 1995 Plan, the Company may grant incentive and non-qualified stock options to officers, employees, consultants and advisors to the Company. The 1995 Plan, which took effect upon the expiration of the 1986 Stock Option Plan in August 1996, is administered by the Board of Directors or its delegated Committee, which selects the individuals to whom options are granted and determines (i) the type of option to be granted, (ii) the number of shares of Common Stock covered by the option, (iii) when the option becomes exercisable, and (iv) the duration of the option which, in the case of incentive stock options, may not exceed ten years. No one person may be issued options to purchase more than 500,000 shares of Common Stock in any one calendar year. Stock options granted under the 1995 Plan may not be granted at an exercise price less than 100% of the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of incentive stock options granted to employees holding 10% or more of the voting stock of the Company). The aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive stock options which first become exercisable in any calendar year by an employee of the Company may not exceed $100,000.

  The Company's 1986 Stock Option Plan (the "1986 Plan") provided for the issuance of an aggregate of 2,500,000 shares of Common Stock for the granting of incentive and non-qualified stock. The 1986 Plan was also administered by the Board of Directors or its delegated Committee and had substantially the same terms and conditions as described under the 1995 Plan. In August 1996, the 1986 Plan terminated and no further grants were made. All options outstanding on the termination date remain in effect.

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

  The 1991 Director Stock Option Plan (the "1991 Director Plan") provided for the granting of options to purchase 125,000 shares of Common Stock by non-employee directors and terminated upon the adoption of the 1994 Director Plan. The options were granted at fair market value and were immediately exercisable, subject to repurchase by the Company, at the option price, in the event the optionee ceased to be a director of the Company. This repurchase right terminates and the shares vest ratably over a five-year period beginning one year from the date of grant. All options outstanding on the termination date remain in effect.

  In 1987, the Company granted to an Officer of the Company an option to purchase 375,000 shares of Common Stock at an exercise price of $6.00 per share. The shares have been reserved for issuance and are fully vested and exercisable.

  The following table presents the combined activity of the Stock Option Plans for the years ended December 31, 1996, 1995 and 1994:

                                          1996                  1995                  1994
                                  --------------------  --------------------  --------------------
                                              Weighted              Weighted              Weighted
                                              Average               Average               Average
                                              Exercise              Exercise              Exercise
                                    Shares     Price      Shares     Price      Shares     Price
                                  ----------  --------  ----------  --------  ----------  --------
Outstanding at
  beginning of period             1,687,440     $ 9.26  1,710,663     $ 8.20  1,722,550      $6.61
Granted                             696,325      16.79    437,762      11.95    720,625       9.36
Exercised                          (107,948)      7.02   (234,384)      6.67   (295,600)      5.27
Canceled                            (81,087)     10.99   (226,601)      9.06   (436,912)      5.84
                                  ---------     ------  ---------     ------  ---------      -----
Outstanding at end of period      2,194,730      11.70  1,687,440       9.26  1,710,663       8.20
                                  =========     ======  =========     ======  =========      =====

Exercisable at year end             892,902     $ 8.81    684,306     $ 8.10    570,255      $7.38
                                  =========     ======  =========     ======  =========      =====

 Shares Available for granting
  of options at end of period     1,098,175               245,161               453,510
                                  =========             =========             =========


  The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1996 for the Stock Option
Plans:

                                                Options Outstanding                                Options Exercisable
                                   --------------------------------------------------------  --------------------------------------
                                                    Weighted Average      Weighted Average                         Weighted Average
   Range of                       Number         Remaining Contractual        Exercise                                 Exercise
Exercise Prices                  Outstanding          Life (Years)             Price         Number Exercisable        Price
---------------                  -----------          ------------             -----          ------------------       -----
$3.20 -  4.80                        63,739                4.5                 $ 4.48               63,114            $ 4.48
5.10  -  7.70                       557,238                6.4                   6.34              366,959              6.18
7.80  - 11.80                       544,385                7.3                   9.95              247,496              9.49
11.90 - 17.00                       836,293                8.2                  15.22              204,683             13.54
17.10 - 22.75                       193,075                9.4                  19.24               10,650             18.84
                                  ---------                ---                 ------              -------            ------
                                  2,194,730                7.5                  11.70              892,902              8.81
                                  =========                ===                 ======              =======            ======

The 1991 Employee Stock Purchase Plan:

  Under the 1991 Employee Stock Purchase Plan (the "Purchase Plan"), a total of 187,500 shares of Common Stock are reserved for issuance (up to 31,250 shares may be issued in any one year). The Purchase Plan allows eligible employees the option to purchase Common Stock during two six month periods of each year at 85% of the lower of the fair market value of the shares at the time the option is granted or is exercised. The term of this plan will end December 31, 1999. During 1996 and 1995, the Company issued a total of 3,577 and 795 shares of Common Stock, respectively, under this Purchase Plan.

Employee Savings Plan:

  In 1992, the Company instituted an employee savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees with six months of service are eligible to participate. During 1996 and 1995, the Company contributed approximately $41,000 and $36,000, respectively, under this Savings Plan.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item is contained in part under the caption "Executive Officers of the Company" in PART I hereof and the remainder is contained in the Company's Proxy Statement for the Company's 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") under the captions "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" and "ELECTION OF DIRECTORS" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this item is contained under the caption "ELECTION OF DIRECTORS -Executive Compensation" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

       The information required by this item is contained in the Company's 1997 Proxy Statement under the captions, "Principal Stockholders" and "ELECTION OF DIRECTORS - Compensation of Directors; Executive Compensation; and Compensation Arrangement" in the Company's 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is contained under the caption "Certain Transactions" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

                           PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)     3. Exhibits:

       The exhibits filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Registrant has identified in the Exhibit Index each management contract and compensatory plan filed as an exhibit to this Form 10-K in response to Item 14(c) of Form 10-K.

(b)    Reports on Form 8-K:

     None

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

                                           Date:  March 28, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            SIGNATURE            TITLE                           DATE
            ---------            -----                           ----


/s/ HERBERT M. STEIN          Chairman, Chief Executive      March 28, 1997
----------------------------     Officer and Director
    Herbert M. Stein            (Principal executive
                                 officer)


   /s/ DAVID T. ROVEE         President, Chief Operating     March 28, 1997
----------------------------    Officer and Director
       David T. Rovee

   /s/ RICHARD S. CRESSE      Director                       March 28, 1997
----------------------------
       Richard S. Cresse

   /s/ WILLIAM J. HOPKE       Director                       March 28, 1997
----------------------------
       William J. Hopke

   /s/ ANTON E. SCHRAFL       Director                       March 28, 1997
----------------------------
       Anton E. Schrafl

   /s/ BJORN OLSEN            Director                       March 28, 1997
----------------------------
       Bjorn Olsen

   /s/ MARGUERITE A. PIRET    Director                       March 28, 1997
----------------------------
       Marguerite A. Piret

   /s/ DONNA L. ABELLI        Vice President, Chief          March 28, 1997
----------------------------   Financial Officer,
       Donna L. Abelli         Treasurer and Secretary

                                                 EXHIBIT INDEX

      Exhibit No.                    Description of Exhibit
      -----------                    ----------------------
         (3)(a)     --   Restated Certificate of Incorporation of the Company.(1)
            (b)     --   Certificate of Amendment to the Restated Certificate of
                         Incorporation of the Company.(10)
            (c)     --   Certificate of Stock Designation, Number, Voting Powers,
                         Preferences and Rights of the Series of the Preferred Stock of
                         Organogenesis Inc. to be Designated Series A Convertible
                         Preferred Stock.(11)
           (d)      --   Certificate of Designation, filed with the Secretary of
                         State of the State of  Delaware on August 29, 1995. (18)
           (e)      --   By-Laws of the Company, as amended.(2)
           (f)      --   Rights Agreement, dated as of September 1, 1995, between the Company and American Stock Transfer & Trust Company. (18)
           (g)      --   Form of Unit Warrant Agreement.(19)
           (h)      --   Form of Investment Agreement.(19)
         (4)(a)     --   Form of Warrant Agreement with respect to Warrants included as part of the Units of the Company's securities.(1)
           (b)      --   Notice of Redemption of the Company's Redeemable Common Stock
                         Purchase Warrants.(3)
           (c)      --   Form of Stock Registration Rights Agreement, dated February 23,
                         1990, between the Company and certain security holders.(4)
        (10)(a)     --   1986 Stock Option Plan of the Company, as amended.*(14)
           (b)      --   1991 Director Stock Option Plan of the Company.*(14)
           (c)      --   1991 Employee Stock Purchase Plan of the Company.*(14)
           (d)      --   1994 Director Stock Option Plan of the Company.*(17)
           (e)      --   License Agreement among the Company, Eugene Bell and Massachusetts
                         Institute of Technology dated December 16, 1985 ("MIT License
                         Agreement").(1)
           (f)      --   Amendment to MIT License Agreement, dated October 22, 1986.(1)
           (g)      --   Second Amendment to MIT License Agreement, dated as of March 31, 1988.(8)
           (h)      --   Research and Supply Agreement between the Company and Eli Lilly and Company dated July 1, 1987.(6)
           (i)      --   Research and Supply Agreement between the Company and Eli Lilly and Company dated July 1, 1991.(12)
           (j)      --   Subscription Agreement between the Company and a purchaser of the
                         Series A Convertible Preferred Stock and 10% Subordinated
                         Promissory Notes dated as of July 3, 1986, with a schedule of additional purchasers.(1)
           (k)      --   Indenture of Lease between Canton Commerce Center Limited
                         Partnership and the Company, dated as of July 10, 1989.(9)
           (l)      --   Non-Statutory Stock Option Agreement between the Company and
                         Herbert M. Stein dated April 7, 1987.*(7)
           (m)      --   Letter Agreement between the Company and Dr. David T. Rovee dated
                         September 23, 1991.*(14)
           (n)      --   Agreement between Biomet, Inc. and Organogenesis Inc. dated July
                         27, 1993.(15)
           (o)      --   1995 Stock Option Plan.*(20)
           (p)      --   The License and Supply Agreement between the Company and Sandoz
                         Pharma Ltd., dated as of January 17, 1996. **

                                                 EXHIBIT INDEX

      Exhibit No.                    Description of Exhibit
      -----------                    ----------------------

           (q)      --   The Stock Purchase Agreement between the Company and Sandoz Pharma
                         Ltd., dated as of January 17, 1996. **
          (21)      --   Subsidiaries of the Company, filed herewith.
          (23)      --   Consent of Coopers & Lybrand L.L.P., filed herewith.

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