Form 10-Q
period 1997-03-31
ORGANOGENESIS INC
filed 1997-05-14
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

 [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM  _____ TO _____

                         COMMISSION FILE NUMBER 1-9898
                                                ------


                              ORGANOGENESIS INC.
            (Exact name of registrant as specified in its charter)


                DELAWARE                             04-2871690
     -----------------------------                 --------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)            Identification number)


         150 DAN ROAD, CANTON, MA                       02021
     ------------------------------------------------------------
      (Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code:  (617) 575-0775
                            ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )                     No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at May 5, 1997 was 17,980,631 shares.

                              ORGANOGENESIS INC.


                                     INDEX
                                     -----


                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number
------------------------------                                         ------

Item 1 - Financial Statements

        Consolidated Balance Sheets
               at March 31, 1997 and December 31, 1996.................   3

        Consolidated Statements of Operations
               for the three months ended March 31, 1997 and 1996......   4

        Consolidated Statements of Cash Flows
               for the three months ended March 31, 1997 and 1996......   5

        Notes to Consolidated Financial Statements.....................   6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................   8

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings.............................................   *

Item 2 - Changes in Securities.........................................   *

Item 3 - Defaults upon Senior Securities...............................   *

Item 4 - Submission of Matters to a Vote of Security Holders...........   *

Item 5 - Other Information.............................................   *

Item 6 - Exhibits and Reports on Form 8-K..............................  11

Signatures.............................................................  12



* No information provided due to inapplicability of item

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                              ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                      March 31, 1997   December 31,
                                                                        (unaudited)        1996
                                                                      --------------   -----------
ASSETS
    Current assets:
       Cash and cash equivalentss                                        $   168        $   399
       Investments                                                         9,768         14,041
       Other current assets                                                  691            703
                                                                         -------        -------
                                                                          10,627         15,143
    Property and equipment, net                                            7,468          7,204
    Other assets                                                              90             89
                                                                         -------        -------
                                                                         $18,185        $22,436
                                                                         =======        =======


LIABILITIES
    Current liabilities:
       Accounts payable                                                  $   672        $ 1,220
       Accrued expenses                                                    1,742          2,667
                                                                         -------        -------
                                                                           2,414          3,887
    Deferred rent payable                                                     61             71


STOCKHOLDERS' EQUITY
    Preferred stock, par value $1.00; authorized 1,000,000 shares:
       Series A Convertible Preferred;
          designated 250,000 shares;
          all have been issued and converted                                   -              -
       Series B Junior Participating;
          designated 50,000 shares;
          no shares issued and outstanding                                     -              -
    Common stock, par value $.01; authorized 40,000,000 shares:
       issued and outstanding 17,961,381 and 17,865,431
       shares as of March 31, 1997 and
       December 31, 1996, respectively                                       180            179
    Additional paid-in capital                                            86,402         85,478
    Accumulated deficit                                                  (70,872)       (67,179)
                                                                         -------        -------
       Total stockholders' equity                                         15,710         18,478
                                                                         -------        -------
                                                                         $18,185        $22,436
                                                                         =======        =======


The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited, in thousands, except share data)

                                                                         For the
                                                                       Three Months
                                                                      Ended March 31,
                                                                     ---------------
                                                                   1997          1996
                                                               -------------------------
Revenues:
  Research and development support from related party          $         -   $     1,813
  Product sales to related party, royalties and other income            94            21
  Interest income                                                      167           252
                                                               -----------   -----------
     Total revenues                                                    261         2,086
                                                               -----------   -----------


Costs and Expenses:
  Research and development                                           3,024         2,788
  General and administrative                                           929         1,057
                                                               -----------   -----------
     Total costs and expenses                                        3,953         3,845
                                                               -----------   -----------

Net loss                                                       $    (3,692)  $    (1,759)
                                                               ===========   ===========

Net loss per common share                                      $      (.21)  $      (.10)
                                                               ===========   ===========

Weighted average number of
  common shares outstanding                                     17,901,811    17,405,608
                                                               ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                         For the
                                                       Three Months
                                                      Ended March 31
                                                    ------------------
                                                     1997       1996
                                                    -------    -------

Cash flows from operating activities:
    Net loss                                        $(3,692)   $(1,759)
 Adjustments to reconcile net loss to
    cash used in operating activities:
      Depreciation                                      312        249
      Issuance of stock options                          37          -
 Changes in assets and liabilities:
    Other current assets                                 12       (131)
    Other assets                                         (1)        (1)
    Accounts payable                                   (548)       256
    Accrued expenses                                   (925)      (321)
    Deferred revenue                                      -      2,187
    Deferred rent payable                               (10)       (11)
                                                    -------    -------
Cash provided by (used in) operating activities      (4,815)       469
                                                    -------    -------

Cash flows from investing activities:
    Capital expenditures                               (576)       (85)
    Purchases of investments                              -     (8,750)
    Sales/maturities of investments                   4,273      2,012
                                                    -------    -------
Cash provided by (used in) investing activities       3,697     (6,823)
                                                    -------    -------
Cash flows from financing activities:
 Proceeds from sale of common stock                       -      5,000
 Proceeds from exercise of warrants                     139          -
 Proceeds from exercise of stock options                748        192
                                                    -------    -------
Cash provided by financing activities                   887      5,192
                                                    -------    -------
Decrease in cash and cash equivalents                  (231)    (1,162)
                                                    -------    -------
Cash and cash equivalents, beginning of period          399      2,569
                                                    -------    -------

Cash and cash equivalents, end of period            $   168    $ 1,407
                                                    =======    =======



The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


This Form 10-Q and other public filings or statements made by the Company from time to time which concern the Company's business outlook; future financial performance; anticipated profitability, revenues, expenses or capital expenditures; future funding under collaborative agreement; and statements concerning expectations as to any future events, as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this report and included in publicly available filings with the Securities and Exchange Commission, such as the Company's Annual Report on Form 10-K for the year ended December 31,1996.

1.   Basis of Presentation:
     ----------------------

The accompanying unaudited consolidated financial statements of Organogenesis Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

2.   New Accounting Pronouncement:
     -----------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. When adopted, SFAS 128 requires restatement of prior years' earnings per share data presented after the effective date. The Company plans to adopt SFAS 128 for its fiscal year ended December 31, 1997 and does not expect the effect of its adoption to be material.

3.   Collaborative Agreement:
     ------------------------

In January 1996, the Company and Novartis AG ("Novartis" or "related party"), entered into an agreement granting Novartis exclusive global marketing rights to the Company's lead product, Apligraf/TM/. Under the agreement, Novartis is responsible for Apligraf/TM/ sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the U.S. The Company will supply Novartis' global requirements for Apligraf/TM/ and will receive both a per unit manufacturing payment and royalty revenues on product sales. Novartis has agreed to provide the Company up to $37,500,000 in equity investment, research support and milestone payments, of which $11,500,000 was received in 1996. No payments were due in the first quarter of 1997 under this agreement. The remaining payments will be received based upon achievement of specified events or dates.

4.   Stockholders' Equity:
     ---------------------

During the first quarter of 1997, the Company received proceeds of $139,125 related to the exercise of warrants to purchase Common Stock which were issued as part of a public offering in July 1995. Each warrant allows for the purchase of one share of Common Stock at an exercise price of $12.72 per share. At March 31, 1997, there were 348,438 warrants outstanding.

5.   Subsequent Event:
     -----------------

On April 14, 1997, the Board of Directors declared a 25% stock dividend for stockholders of record on April 25, 1997. The stock dividend was payable on May 2, 1997 and resulted in the issuance of approximately 3,596,000 additional shares of Common Stock. All related data in the consolidated financial statements and notes reflect the stock dividend for all periods presented.

On May 5, 1997, the Board of Directors voted to extend the term of an option to purchase 468,750 shares of Common Stock at an exercise price of $4.80 granted to an officer of the Company in 1987. The extention of this option requires a new measurement date for valuing the option, resulting in a non-cash compensation charge of approximately $5,500,000 to be recorded for the second quarter of 1997. The shares have been reserved for issuance and are fully vested and exercisable.

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

In April 1997, the Company's lead product, Apligraf/TM/ manufactured human skin equivalent, was approved for marketing in Canada. The launch date will be established by Novartis, which has begun premarketing educational activities. The Apligraf/TM/ premarket approval application (PMA) for venous ulcers is currently pending at the FDA, with Novartis pursuing additional international registrations.

Results of Operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, the receipt of milestone and research and development support payments, if any, from Novartis, product sales, the timing of certain expenses and the establishment of additional collaborative agreements, if any.

Results of Operations:
---------------------

Revenues

Total revenues for the three months ended March 31, 1997 were $261,000, compared to $2,086,000, for the same period in 1996. Revenues for the first quarter of 1996 included recognition of $1,813,000 for research and development support received under the collaborative agreement with Novartis (See "Notes to Consolidated Financial Statements"). No research and development support payments were due in the first quarter of 1997 under this agreement. In addition, the 1997 revenues consisted of $94,000 in product sales, royalties and other income, and $167,000 in interest income, as compared to $21,000 and $252,000, respectively, in 1996. The decrease in interest income was primarily due to less cash being available for investing.

Costs and Expenses

Research and development expenses increased to $3,024,000 for the three months ended March 31, 1997 from $2,788,000 for the same period in 1996. The increase was primarily due to personnel additions and activities supporting the Company's lead product, Apligraf/TM/, research collaborations with leading academic institutions and/or their faculty to further strengthen the product portfolio, and increased occupancy costs and depreciation expense due to expansion of the facilities, partially offset by a reduction of clinical costs related to completion of the venous ulcer pivotal trial last year.

General and administrative expenses decreased to $929,000 for the three months ended March 31, 1997 from $1,057,000 for the same period in 1996. The decrease was primarily due to a reduction in the use of outside services and cost containment, including legal, consulting, corporate insurance and other corporate costs. This decrease was partially offset by an increase in personnel costs, mostly due to new employees to support the Company's programs.

The Company's net loss for the first quarter of 1997 was $3,692,000, or $.21 per share, an increase from the $1,759,000, or $.10 per share, net loss for the comparable 1996 period.

Liquidity and Capital Resources:
-------------------------------

From inception, the Company has financed its operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments and, to a lesser extent, sale of products and receipt of royalties. Novartis has agreed to provide the Company up to $37,500,000 in equity investments, research support and milestone payments (See "Collaborative Agreement" under the Notes to Consolidated Financial Statements), of which $11,500,000 was received in 1996. The remaining payments will be received based upon achievement of specified events or dates. In addition, Novartis and the Company are engaged in good-faith discussions regarding Novartis providing Organogenesis with a revolving line of credit to finance Organogenesis' Apligraf/TM/-related expenditures through draw-downs of funds, in the event such draw-downs are necessary.

The sale of equity securities and the exercise of warrants and stock options provided cash of approximately $887,000 and $5,192,000 in the three months ended March 31, 1997 and 1996, respectively. The 1996 amount includes a $5,000,000 equity investment received under the collaborative agreement with Novartis (See "Notes to Consolidated Financial Statements").

At March 31, 1997, the Company had cash, cash equivalents and investments in the aggregate amount of $9,936,000 and working capital of $8,213,000, compared to $14,440,000 and $11,256,000, respectively, at December 31, 1996. The primary use of cash during the three months ended March 31, 1997 related to financing the Company's operating activities of $4,815,000 and investing in plant expansion. Capital expenditures increased to $576,000 for the three months ended March 31, 1997, from $85,000 for the same period in 1996, primarily due to the build-out of the current facilities to support Apligraf/TM/ manufacturing and the acquisition of laboratory equipment for expanded research and development programs. The Company expects to continue to utilize funds at an increasing rate during 1997 related to the continued expansion of Apligraf/TM/ operations and to the advancement of the Company's product pipeline. The Company is also exploring the options available for an additional facility for commercial production of products in the future, as well as a European distribution and/or manufacturing plant.

These activities will require substantial additional financial resources before the Company can expect to realize a net profit from product sales. Based upon its current plans, the Company believes that future funds from Novartis, together with existing working capital, will be sufficient to finance its operations for at least the next 12 months. However, the Company's funding requirements may change depending upon numerous factors, including progress of the Company's research and development programs; time required to obtain regulatory approvals in different countries; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and marketing approval in different countries of the Company's products and, if approved, whether the products will be commercially successful. There can be no assurances that additional funds will be available when required on terms acceptable to the Company. If adequate funds are not available, there could be a material adverse effect on the Company's financial condition and results of operations.

                              ORGANOGENESIS INC.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10   Severance Benefits Plan

27   Financial Data Schedule (filed with electronic submission only)

(b) No current reports on Form 8-K were filed during the quarter ended March 31, 1997.

                              ORGANOGENESIS INC.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ORGANOGENESIS INC.
                                    (Registrant)

Date:   May 14, 1997                /S/ Herbert M. Stein
        ------------                --------------------
                                    Herbert M. Stein, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date:   May 14, 1997                /S/ Donna L. Abelli
        ------------                -------------------
                                    Donna L. Abelli, Vice President Finance and
                                    Administration, Chief Financial  Officer,
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                              ORGANOGENESIS INC.

                                 EXHIBIT INDEX

Exhibit No.    Description of Exhibit
-----------    ----------------------

    10         Severance Benefits Plan