Form 10-Q
period 1997-06-30
ORGANOGENESIS INC
filed 1997-08-14
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM  _____ TO _____

                        COMMISSION FILE NUMBER 1-9898
                                               ------


                              ORGANOGENESIS INC.
            (Exact name of registrant as specified in its charter)


                      DELAWARE                        04-2871690
              -----------------------                 ----------
           (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)      Identification number)


                     150 DAN ROAD, CANTON, MA       02021
                -----------------------------------------------
             (Address of principal executive offices)   (Zip Code)


      Registrant's telephone number, including area code:  (617) 575-0775
                            ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )  No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at August 5, 1997 was 18,069,786 shares.

                              ORGANOGENESIS INC.


                                     INDEX
                                     -----


                                                                         Page
PART I - FINANCIAL INFORMATION                                          Number
------------------------------                                          ------

Item 1 - Financial Statements

    Consolidated Balance Sheets
                at June 30, 1997 and December 31, 1996.....................  3

    Consolidated Statements of Operations
                for the three and six months ended June 30, 1997 and 1996..  4

    Consolidated Statements of Cash Flows
                for the six months ended June 30, 1997 and 1996............  5

    Notes to Consolidated Financial Statements.............................  6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................  8


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings.................................................  *

Item 2 - Changes in Securities.............................................  *

Item 3 - Defaults upon Senior Securities...................................  *

Item 4 - Submission of Matters to a Vote of Security Holders............... 11

Item 5 - Other Information................................................. 11

Item 6 - Exhibits and Reports on Form 8-K.................................. 11

Signatures................................................................. 12


* No information provided due to inapplicability of item

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                              ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                          June 30, 1997  December 31,
                                                            (unaudited)          1996
                                                         --------------  ------------
ASSETS
 Current assets:
  Cash and cash equivalents                                     $ 1,121       $   399
  Investments                                                     8,184        14,041
  Other current assets                                              870           703
                                                                -------       -------
                                                                 10,175        15,143
 Property and equipment, net                                      7,113         7,204
 Other assets                                                        91            89
                                                                -------       -------
                                                                $17,379       $22,436
                                                                =======       =======


LIABILITIES
 Current liabilities:
  Accounts payable                                              $   840       $ 1,220
  Accrued expenses                                                1,621         2,667
                                                                -------       -------
                                                                  2,461         3,887
 Deferred rent payable                                               50            71


STOCKHOLDERS' EQUITY
 Preferred stock, par value $1.00; authorized
    1,000,000 shares:
   Series A Convertible Preferred;
    designated 250,000 shares;
    all have been issued and converted                                -             -
   Series B Junior Participating;
    designated 50,000 shares;
    no shares issued and outstanding                                  -             -
 Common stock, par value $.01; authorized
   40,000,000 shares: issued and outstanding
   18,023,721 and 17,865,431 shares as of
   June 30, 1997 and December 31, 1996, respectively                180           179
 Additional paid-in capital                                      92,528        85,478
 Accumulated deficit                                            (77,840)      (67,179)
                                                               --------      --------
     Total stockholders' equity                                  14,868        18,478
                                                               --------      --------
                                                               $ 17,379      $ 22,436
                                                               ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands, except share data)




                                                           For the                      For the
                                                         Three Months                  Six Months
                                                        Ended June 30,                Ended June 30,
                                                 ----------------------------   -------------------------
                                                     1997             1996          1997          1996
                                                 -----------      -----------   -----------   -----------

Revenues:
  Research and development support
    from related party                           $     2,500      $     2,187   $     2,500   $     4,000
  Product sales to related party, royalties
    and other income                                     206                -           300            21
  Interest income                                        102              239           269           491
                                                 -----------      -----------   -----------   -----------
    Total revenues                                     2,808            2,426         3,069         4,512
                                                 -----------      -----------   -----------   -----------

Costs and expenses:
  Research and development                             3,309            2,500         6,333         5,288
  General and administrative                             912            1,018         1,841         2,075
    Noncash charge for stock option extension          5,555                -         5,555             -
                                                 -----------      -----------   -----------   -----------
    Total costs and expenses                           9,776            3,518        13,729         7,363
                                                 -----------      -----------   -----------   -----------
Net loss                                         $    (6,968)     $    (1,092)  $   (10,660)  $    (2,851)
                                                 ===========      ===========   ===========   ===========

Net loss per common share                              $(.39)           $(.06)        $(.59)        $(.16)
                                                 ===========      ===========   ===========   ===========

Weighted average number of
  common shares outstanding                       18,003,167       17,526,869    17,952,845    17,466,208
                                                 ===========      ===========   ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                          For the
                                                        Six Months
                                                       Ended June 30
                                                   ---------------------
                                                      1997       1996
                                                   ----------  ---------

Cash flows from operating activities:
   Net loss                                         $(10,660)   $(2,851)
 Adjustments to reconcile net loss to
   cash used in operating activities:
    Depreciation                                         682        505
    Issuance of stock options                             50          -
    Noncash charge for stock option extension          5,555          -
  Changes in assets and liabilities:
   Other current assets                                 (167)        (3)
   Other assets                                           (2)        (1)
   Accounts payable                                     (380)        13
   Accrued expenses                                   (1,046)       (45)
   Deferred revenue                                        -      2,500
   Deferred rent payable                                 (21)       (21)
                                                    --------    -------
Cash provided by (used in) operating activities       (5,989)        97
                                                    --------    -------

Cash flows from investing activities:
   Capital expenditures                                 (591)      (312)
   Purchases of investments                           (2,000)    (8,750)
   Sales/maturities of investments                     7,857      3,970
                                                    --------    -------
Cash provided by (used in) investing activities        5,266     (5,092)
                                                    --------    -------

Cash flows from financing activities:
   Proceeds from sale of common stock                      -      5,000
   Proceeds from exercise of warrants                    139        488
   Proceeds from exercise of stock options             1,306        277
                                                    --------    -------
Cash provided by financing activities                  1,445      5,765
                                                    --------    -------

Increase in cash and cash equivalents                    722        770
Cash and cash equivalents, beginning of period           399      2,569
                                                    --------    -------

Cash and cash equivalents, end of period            $  1,121    $ 3,339
                                                    ========    =======




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

1.  Basis of Presentation:
    ----------------------

The accompanying unaudited consolidated financial statements of Organogenesis Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

2.  New Accounting Pronouncements:
    ------------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. When adopted, SFAS 128 will require restatement of prior years' earnings per share data. The Company plans to adopt SFAS 128 for its fiscal year ended December 31, 1997 and does not expect the effect of its adoption would be materially different from the amounts presented in the accompanying statements of operations.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SFAS 130 to materially effect the financial statement presentation.

3.  Collaborative Agreement:
    ------------------------

In January 1996, the Company and Novartis AG ("Novartis" or "related party"), entered into an agreement granting Novartis exclusive global marketing rights to the Company's lead product, Apligraf/TM/. Under the agreement, Novartis is responsible for Apligraf/TM/ sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the U.S. The Company will supply Novartis' global requirements for Apligraf/TM/ and will receive both a per unit manufacturing payment and royalty revenues on product sales. Novartis has agreed to provide the Company up to $37,500,000 in equity investment, research support and milestone payments, of which $2,500,000 has been received in 1997 and $11,500,000 was received in 1996. The remaining payments will be received based upon achievement of specified events.

4.  Stockholders' Equity:
    ---------------------

On April 14, 1997, the Board of Directors declared a 25% stock dividend for stockholders of record on April 25, 1997. The stock dividend was payable on May 2, 1997 and resulted in the issuance of 3,596,150 additional shares of Common Stock. All related data in the consolidated financial statements and notes reflect the stock dividend for all periods presented.

During the first quarter of 1997, the Company received proceeds of $139,125 related to the exercise of warrants to purchase Common Stock which were issued as part of a public offering in July 1995. Each warrant allows for the purchase of one share of Common Stock at an exercise price of $12.72 per share. On July 21, 1997, the Company gave notice of redemption with respect to all of its outstanding Common Stock Purchase Warrants issued during the July 1995 public offering. Any Common Stock Purchase Warrants not exercised before August 21, 1997 will be redeemed for $.01 per share. At June 30, 1997, there were 348,438 Common Stock Purchase Warrants outstanding with an exercise price of $12.72 per share.

5.  Stock Option:
    -------------

On May 5, 1997, the Board of Directors voted to extend the term of an option to purchase 468,750 shares of Common Stock at an exercise price of $4.80 granted to an officer of the Company in 1987. The extension of this option requires a new measurement date for valuing the option, resulting in a non-cash compensation charge of $5,555,000 recorded in the second quarter of 1997. The option is fully exercisable and the shares have been reserved for issuance.

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

In April 1997, the Company's lead product, Apligraf/TM/ manufactured human skin equivalent, was approved for marketing in Canada. The product was commercially launched in Canada by Novartis Pharmaceuticals Canada, Inc., an affiliate of Novartis Pharmaceuticals AG, in August 1997. Novartis has global Apligraf/TM/ marketing rights. The Apligraf/TM/ premarket approval application (PMA) for venous ulcers is currently pending at the FDA. Novartis is also pursuing additional international registrations for Apligraf/TM/.

Results of Operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, the receipt of milestone and research and development support payments, if any, from Novartis, product sales, the timing of certain expenses and the establishment of additional collaborative agreements, if any.

Results of Operations:
----------------------

Revenues

Total revenues were $2,808,000 and $3,069,000 for the three and six months ended June 30, 1997, compared to $2,426,000 and $4,512,000, for the same periods in 1996. Research and development support from Novartis was $2,500,000 for the three and six months ended June 30, 1997, compared to $2,187,000 and $4,000,000, for the same periods in 1996 (See "Notes to Consolidated Financial Statements"). Other revenue increased to $206,000 and $300,000 for the three and six months ended June 30, 1997, compared to $0 and $21,000, for the same periods in 1996, primarily due to increased noncommercial product sales to Novartis. Interest income decreased to $102,000 and $269,000 for the three and six months ended June 30, 1997, compared to $239,000 and $491,000, for the same periods in 1996, primarily due to less cash being available for investment.

Costs and Expenses

Research and development expenses increased to $3,309,000 and $6,333,000 for the three and six months ended June 30, 1997, compared to $2,500,000 and $5,288,000, for the same periods in 1996, primarily due to personnel additions, expansion of facilities, and other activities supporting Apligraf/TM/, the Company's lead product, and other research and development programs, including the Apligraf/TM/ diabetic ulcer pivotal trial and the liver assist device research program.

General and administrative expenses decreased to $912,000 and $1,841,000 for the three and six months ended June 30, 1997, compared to $1,018,000 and $2,075,000, for the same periods in 1996. The decrease was primarily due to a reduction in the use of outside services and cost containment, including legal, corporate insurance and other corporate costs. This decrease was partially offset by an increase in personnel costs, mostly due to new employees to support the Company's programs.

Additionally, in May 1997, the Company incurred a one time, non-cash compensation charge of $5,555,000 relating to the extension of the term of a stock option held by an officer of the Company.

As a result of the net effect described above, the Company incurred a net loss of $6,968,000, or $.39 per share, and $10,660,000, or $.59 per share, for the three and six months ended June 30, 1997, respectively, compared to a net loss of $1,092,000, or $.06 per share, and $2,851,000, or $.16 per share, for the comparable 1996 periods. The Company expects to incur additional losses as its research and development expenses and other costs continue to increase due to factors described above.

Liquidity and Capital Resources:
--------------------------------

At June 30, 1997, the Company had cash, cash equivalents and investments in the aggregate amount of $9,305,000 and working capital of $7,714,000, compared to $14,440,000 and $11,256,000, respectively, at December 31, 1996. The primary use of cash during the six months ended June 30, 1997 related to financing the Company's operating activities of $5,989,000 and investing in plant expansion. Capital expenditures increased to $591,000 for the six months ended June 30, 1997, from $312,000 for the same period in 1996, primarily due to the build-out of the current facilities to support Apligraf/TM/ manufacturing and the acquisition of laboratory equipment for expanded research and development programs. The Company expects to continue to utilize funds at an increasing rate during 1997 related to the continued expansion of Apligraf/TM/ operations and to the advancement of the Company's product pipeline. The Company is also exploring adding manufacturing capacity in the United States and Europe to support the production of the Company's current and future products.

From inception, the Company has financed its operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments and, to a lesser extent, sale of products and receipt of royalties. For the six months ended June 30, 1997, financing activities provided cash of approximately $1,445,000 from the exercise of stock options and warrants. Financing activities provided cash of $5,765,000 for the six months ended June 30, 1996, from a $5,000,000 equity investment received under the collaborative agreement with Novartis (See "Collaborative Agreement" under the Notes to Consolidated Financial Statements) and the exercise of warrants and stock options. On July 21, 1997, the Company gave notice of redemption with respect to all of its outstanding Common Stock Purchase Warrants issued during the July 1995 public offering.

Novartis has agreed to provide the Company up to $37,500,000 in equity investments, research support and milestone payments (See "Collaborative Agreement" under the Notes to Consolidated Financial Statements), of which $2,500,000 has been received in 1997 and $11,500,000 was received in 1996. The remaining payments will be received based upon achievement of specified events.

The Company's operations and programs will require substantial additional financial resources before the Company can expect to realize a net profit from product sales. The Company may seek additional funding through private or public placement of equity securities and expects future funding under its collaboration with Novartis to finance Organogenesis' Apligraf/TM/-related expenditures. Based upon its current plans, the Company believes that future funds from Novartis, together with existing working capital, will be sufficient to finance its operations for the foreseeable future. However, the Company's funding requirements may change depending upon numerous factors, including progress of the Company's research and development programs; time required to obtain regulatory approvals in different countries; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and marketing approval in different countries of the Company's products and, if approved, whether the products will be commercially successful. There can be no assurances that additional funds will be available when required on terms acceptable to the Company. If adequate funds are not available, there would be a material adverse effect on the Company's financial condition and results of operations.

                              ORGANOGENESIS INC.


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting for Stockholders on May 13, 1997. At the meeting, Messrs. Richard S. Cresse, William J. Hopke, Bjorn R. Olsen, Ms. Marguerite A. Piret, David T. Rovee, Anton E. Schrafl and Herbert M. Stein, were re-elected as Directors. The vote with respect to each nominee is set forth below:

                         Vote For   Vote Withheld
                        ----------  -------------

         Mr. Cresse     17,537,348         18,340
         Mr. Hopke      17,537,504         18,184
         Dr. Olsen      17,532,942         22,746
         Ms. Piret      17,537,348         18,340
         Dr. Rovee      17,537,504         18,184
         Dr. Schrafl    17,537,348         18,340
         Mr. Stein      17,537,035         18,653

The stockholders also ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the 1997 fiscal year by a vote of 17,518,913 shares for, 14,112 shares against, 22,663 shares abstaining and 377,006 shares representing broker non-votes.

ITEM 5. OTHER INFORMATION

In August, 1997, Organogenesis received marketing clearance for its surgical product, GRAFTPATCH(TM). Marketing clearance was granted under the FDA's Section 510(k) notification process. GRAFTPATCH(TM) is for use in general surgical procedures for reinforcement of soft tissue. Approximately one million soft tissue procedures, including hernia repair and bladder repair, are performed each year in the U.S. Organogenesis intends to market GRAFTPATCH(TM) through a partner with an established presence in the hospital/surgical market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10 Amended Non-Statutory Stock Option Agreement between the Company and Herbert M. Stein dated April 7, 1987.

    27  Financial Data Schedule

(b) The Company filed a current report on Form 8-K dated April 29, 1997 disclosing that the Board of Directors of the Company declared a 25% Common Stock dividend whereby one share of Common Stock shall be distributed on or about May 2, 1997 for each four shares of Common Stock held of record on April 25, 1997.

                              ORGANOGENESIS INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ORGANOGENESIS INC.
                                   (Registrant)



     Date:   August 14, 1997       /S/ Herbert M. Stein
             ---------------       --------------------
                                   Herbert M. Stein, Chairman
                                   and Chief Executive Officer
                                   (Principal Executive Officer)



     Date:   August 14, 1997       /S/ Donna L. Abelli
             ---------------       -------------------
                                   Donna L. Abelli, Vice President Finance and
                                   Administration, Chief Financial  Officer,
                                   Treasurer and Secretary
                                   (Principal Financial and Accounting Officer)

                              ORGANOGENESIS INC.

                                 EXHIBIT INDEX


Exhibit No.     Description of Exhibit
-----------     -----------------------------------------------------------

     10 Amended Non-Statutory Stock Option Agreement between the Company and Herbert M. Stein dated
                April 7, 1987.

     27         Financial Data Schedule