Form 10-Q
period 1997-09-30
ORGANOGENESIS INC
filed 1997-11-14
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

                                 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM  _____ TO _____

                         COMMISSION FILE NUMBER 1-9898
                                                ------


                              ORGANOGENESIS INC.
            (Exact name of registrant as specified in its charter)


                  DELAWARE                            04-2871690
                  --------                            ----------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification number)

      150 DAN ROAD, CANTON, MA                           02021
      ------------------------                           -----
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

YES ( X )  NO (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at November 3, 1997 was 18,444,366 shares.

                              ORGANOGENESIS INC.


                                     INDEX
                                     -----


                                                                            PAGE
PART I - FINANCIAL INFORMATION                                            NUMBER
------------------------------                                            ------

Item 1 - Financial Statements

         Consolidated Balance Sheets
          at September 30, 1997 and December 31, 1996......................  3

         Consolidated Statements of Operations
          for the three and nine months ended September 30, 1997 and 1996..  4

         Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1997 and 1996............  5

         Notes to Consolidated Financial Statements........................  6

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................  8


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings.................................................  *

Item 2 - Changes in Securities.............................................  *

Item 3 - Defaults upon Senior Securities...................................  *

Item 4 - Submission of Matters to a Vote of Security Holders...............  *

Item 5 - Other Information.................................................  *

Item 6 - Exhibits and Reports on Form 8-K.................................. 11

Signatures................................................................. 12



* No information provided due to inapplicability of item

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               ORGANOGENESIS INC.

                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                             September 30,   December 31,
                                                                      1997           1996
                                                             --------------  ------------
                                                              (unaudited)
ASSETS
  Current assets:
     Cash and cash equivalents                                    $    142       $    399
     Investments                                                     8,841         14,041
     Other current assets                                            1,171            703
                                                                  --------       --------
                                                                    10,154         15,143
  Property and equipment, net                                        6,815          7,204
  Other assets                                                          92             89
                                                                  --------       --------
                                                                  $ 17,061       $ 22,436
                                                                  ========       ========
Liabilities
  Current liabilities:
     Accounts payable                                             $    357       $  1,220
     Accrued expenses                                                1,217          2,667
                                                                  --------       --------
                                                                     1,574          3,887
  Deferred rent payable                                                 39             71

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; authorized 1,000,000 shares:
     Series A Convertible Preferred;
       designated 250,000 shares;
       all have been issued and converted                                -              -
     Series B Junior Participating;
       designated 50,000 shares;
       no shares issued and outstanding                                  -              -
  Common stock, par value $.01; authorized 40,000,000 shares:
     issued and outstanding 18,425,599 and 17,865,431
     shares as of September 30, 1997 and
     December 31, 1996, respectively                                   184            179
  Additional paid-in capital                                        97,556         85,478
  Accumulated deficit                                              (82,292)       (67,179)
                                                                  --------       --------
     Total stockholders' equity                                     15,448         18,478
                                                                  --------       --------
                                                                  $ 17,061       $ 22,436
                                                                  ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     Consolidated Statements of Operations
                  (Unaudited, in thousands, except share data)




                                                       For the                     For the
                                                     Three Months                Nine Months
                                                 Ended September 30,         Ended September 30,
                                              --------------------------  --------------------------
                                                  1997          1996          1997          1996
                                              ------------  ------------  ------------  ------------

Revenues:
 Research and development support
   from related party                         $         -   $     2,500   $     2,500   $     6,500
 Product sales to related party, royalties
   and other income                                   144            20           444            42
 Interest income                                      125           264           394           754
                                              -----------   -----------   -----------   -----------
 Total revenues                                       269         2,784         3,338         7,296
                                              -----------   -----------   -----------   -----------

Costs and expenses:
 Research and development                           3,856         2,639        10,189         7,976
 General and administrative                           866         1,002         2,707         3,028
 Noncash charge for stock option extension              -             -         5,555             -
                                              -----------   -----------   -----------   -----------
 Total costs and expenses                           4,722         3,641        18,451        11,004
                                              -----------   -----------   -----------   -----------
Net loss                                      $    (4,453)  $      (857)  $   (15,113)  $    (3,708)
                                              ===========   ===========   ===========   ===========

Net loss per common share                           $(.24)        $(.05)        $(.84)        $(.21)
                                              ===========   ===========   ===========   ===========

Weighted average number of
 common shares outstanding                     18,203,641    17,656,108    18,039,721    17,529,761
                                              ===========   ===========   ===========   ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                      Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                                          For the
                                                        Nine Months
                                                    Ended September 30,
                                                   ---------------------
                                                      1997       1996
                                                   ----------  ---------

Cash flows from operating activities:
   Net loss                                         $(15,113)  $ (3,708)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation                                      1,215        766
     Issuance of stock options                            50          -
     Noncash charge for stock option extension         5,555          -
  Changes in assets and liabilities:
   Other current assets                                 (468)       (65)
   Other assets                                           (3)        (1)
   Accounts payable                                     (863)       284
   Accrued expenses                                   (1,450)      (132)
   Deferred rent payable                                 (32)       (32)
                                                    --------   --------
Cash used in operating activities                    (11,109)    (2,888)
                                                    --------   --------

Cash flows from investing activities:
  Capital expenditures                                  (826)      (695)
  Purchases of investments                            (5,000)   (13,870)
  Sales/maturities of investments                     10,200      8,303
                                                    --------   --------
Cash provided by (used in) investing activities        4,374     (6,262)
                                                    --------   --------

Cash flows from financing activities:
  Proceeds from sale of common stock                       -      5,000
  Proceeds from exercise of warrants                   4,571      2,190
  Proceeds from exercise of stock options              1,907        567
                                                    --------   --------
Cash provided by financing activities                  6,478      7,757
                                                    --------   --------

Decrease in cash and cash equivalents                   (257)    (1,393)
Cash and cash equivalents, beginning of period           399      2,569
                                                    --------   --------

Cash and cash equivalents, end of period            $    142   $  1,176
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

1.      Basis of Presentation:
        ----------------------

The accompanying unaudited consolidated financial statements of Organogenesis Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

2.      New Accounting Pronouncements:
        ------------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. When adopted, SFAS 128 will require restatement of prior years' earnings per share data. The Company plans to adopt SFAS 128 for its fiscal year ended December 31, 1997 and does not expect the effect of its adoption to be materially different from the amounts presented in the accompanying statements of operations.

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

3.      Collaborative Agreement:
        ------------------------

In January 1996, the Company and Novartis Pharma AG ("Novartis" or "related party"), entered into an agreement granting Novartis exclusive global marketing rights to the Company's lead product, Apligraf/TM/. Under the agreement, Novartis is responsible for Apligraf/TM/ sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the U.S. The Company will supply Novartis' global requirements for Apligraf/TM/ and will receive both a per unit manufacturing payment and royalty revenues on product sales. Novartis has agreed to provide the Company up to $37,500,000 in equity investment, research support and milestone payments, of which $2,500,000 has been received in 1997 and $11,500,000 was received in 1996. The remaining payments will be received based upon achievement of specified events.

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

On July 21, 1997, the Company gave notice of redemption with respect to all of its outstanding Common Stock Purchase Warrants issued during the July 1995 public offering. All Common Stock Purchase Warrants were exercised during 1997, resulting in the Company receiving proceeds of $4,571,167.

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

6.      Revenue Recognition:
        --------------------

Research and development support revenue under the collaborative agreement with Novartis is recognized as related expenses are incurred or contractual obligations are met. Revenue from Apligraf/TM/ sales is recognized upon shipment or, in certain cases, upon receipt of firm purchase orders from Novartis. The related royalty revenue is recognized when net sales are reported to the Company by Novartis, which generally occurs in the quarter after shipment of product. Other product revenues are recognized upon shipment. Other royalty revenue is recorded as earned. Deferred revenue arises from the difference between cash received and revenue recognized in accordance with these policies.

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

The Premarket Approval Application for the Company's lead product, Apligraf/TM/ manufactured Human Skin Equivalent, is currently pending at the U.S. Food and Drug Administration ("FDA") for the treatment of venous ulcers. Novartis has global Apligraf/TM/ marketing rights, and is pursuing international marketing authorizations for the product. In April 1997, Apligraf/TM/ was approved for the treatment of venous ulcers in Canada, and in August 1997 Apligraf/TM/ was commercially launched by Novartis Pharmaceuticals Canada Inc., an affiliate of Novartis Pharma AG. A pivotal clinical trial to assess the efficacy and safety of Apligraf/TM/ for the treatment of diabetic ulcers is underway. Clinical trials have been completed in skin surgery wounds (dermatological surgery and donor site wounds) and in burn wounds.

The first commercial sales of Apligraf/TM/ began during the middle of the third quarter and are included in the third quarter results. Commercial revenue from Apligraf/TM/ is currently limited to sales in Canada. In the Canadian launch, Novartis has implemented an education and training program building physician awareness and experience as the first steps in creating a long term business base. We expect that this same educational marketing approach will be employed in other territories. The Company expects production costs to exceed product sales for the near term due to the start-up expense and high costs associated with low volume production.

The Company is dependent on its collaborative partner, Novartis, for the successful sale and marketing of Apligraf/TM/ worldwide. There can be no assurance that Novartis will succeed with registrations and marketing of Apligraf/TM/ worldwide or that the Company will be able to meet the production demand of worldwide product commercialization after marketing clearance has been received.

In August, 1997, the Company's surgical repair product, GRAFTPATCH/TM/ was cleared for marketing in the U.S. under the FDA's Section 510(k) notification process. Marketing clearance has been granted for use in general surgical procedures for reinforcement of soft tissue, such as hernia repair. The Company is currently researching the potential for this product in various indications; it is also evaluating alternative commercialization options, including marketing the product on its own and/or seeking a collaboration with a third-party. In the event the Company markets GRAFTPATCH/TM/ directly, additional funds would be required for manufacturing, distribution and selling efforts.

The Company is subject to risks common to entities in the biotechnology industry, including, but not limited to, development by the Company's competitors of new technologies or products that are more effective than the Company's, risks of failure of clinical trials, dependence on and retention of key personnel, protection of proprietary technology, compliance with U.S. FDA regulations and similar foreign regulatory bodies, continued availability of raw material for the Company's products, availability of product liability insurance upon commercialization of the Company's products, ability to transition from pilot-scale manufacturing to full-scale commercial production of products, ability to recover the investment in property and equipment, uncertainty as to the availability of additional capital on acceptable terms, if at all, and the demand for the Company's products, if and when approved.

Results of Operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, the receipt of milestone and research and development support payments, if any, from Novartis, product revenues, manufacturing costs, the timing of certain expenses and the establishment of additional collaborative agreements, if any.

Results of Operations:
----------------------

Revenues

Total revenues were $269,000 and $3,338,000 for the three and nine months ended September 30, 1997, compared to $2,784,000 and $7,296,000, for the same periods in 1996. Research and development support revenues from Novartis was $2,500,000 for the nine months ended September 30, 1997, compared to $2,500,000 and $6,500,000, for the three and nine months ended September 30, 1996. Other revenues increased to $144,000 and $444,000 for the three and nine months ended September 30, 1997, compared to $20,000 and $42,000, for the same periods in 1996, primarily due to Apligraf/TM/ sales to Novartis under the Collaborative Agreement, as well as other product sales. (See "Notes to Consolidated Financial Statements").

Interest income decreased to $125,000 and $394,000 for the three and nine months ended September 30, 1997, compared to $264,000 and $754,000, for the same periods in 1996, primarily due to less cash being available for investment.

Costs and Expenses

Research and development expenses increased to $3,856,000 and $10,189,000 for the three and nine months ended September 30, 1997, compared to $2,639,000 and $7,976,000, for the same periods in 1996, primarily due to personnel additions, expansion of facilities, and other activities supporting Apligraf/TM/, the Company's lead product, and other research and development programs, including the Apligraf/TM/ diabetic ulcer pivotal trial and the tissue filler and liver assist device research programs. These increased costs in 1997 include higher noncash depreciation charges related to new leasehold improvements and equipment put into service during the second quarter of 1997.

General and administrative expenses decreased to $866,000 and $2,707,000 for the three and nine months ended September 30, 1997, compared to $1,002,000 and $3,028,000, for the same periods in 1996. The decrease was primarily due to a reduction in the use of outside services and cost containment, including legal, corporate insurance and other corporate costs. This decrease was partially offset by an increase in personnel costs, mostly due to new employees to support the Company's programs.

Additionally, in May 1997, the Company incurred a one time, non-cash compensation charge of $5,555,000 relating to the extension of the term of a stock option held by an officer of the Company.

As a result of the net effect described above, the Company incurred a net loss of $4,453,000, or $.24 per share, and $15,113,000, or $.84 per share, for the three and nine months ended September 30, 1997, respectively, compared to a net loss of $857,000, or $.05 per share, and $3,708,000, or $.21 per share, for the comparable 1996 periods. The Company expects to incur additional losses as its costs continue to increase due to factors described above.

Liquidity and Capital Resources:
--------------------------------

At September 30, 1997, the Company had cash, cash equivalents and investments in the aggregate amount of $8,983,000 and working capital of $8,580,000, compared to $14,440,000 and $11,256,000, respectively, at December 31, 1996. The primary use of cash during the nine months ended September 30, 1997 related to financing the Company's operating activities of $11,109,000 and investing in plant expansion. Capital expenditures increased to $826,000 for the nine months ended September 30, 1997, from $695,000 for the same period in 1996, primarily due to the build-out of the current facilities to support Apligraf/TM/ manufacturing and the acquisition of laboratory equipment for expanded research and development programs. The Company expects to continue to utilize funds at an increasing rate during 1997 related to the continued expansion of Apligraf/TM/ operations and to the advancement of the Company's product pipeline. The Company is also exploring adding manufacturing capacity in the United States and Europe to support the production of the Company's current and future products.

From inception, the Company has financed its operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments and, to a lesser extent, sale of products and receipt of royalties. For the nine months ended September 30, 1997, financing activities provided cash of approximately $6,478,000, primarily from the exercise of all outstanding Common Stock Purchase Warrants issued during the July 1995 public offering and the exercise of stock options. Financing activities provided cash of $7,757,000 for the nine months ended September 30, 1996, primarily from a $5,000,000 equity investment received under the collaborative agreement with Novartis (See "Collaborative Agreement" under the Notes to Consolidated Financial Statements) and the exercise of warrants and stock options.

Novartis has agreed to provide the Company up to $37,500,000 in equity investments, research support and milestone payments (See "Collaborative Agreement" under the Notes to Consolidated Financial Statements), of which $2,500,000 has been received in 1997 and $11,500,000 was received in 1996. The remaining payments will be received based upon achievement of specified events.

The Company's operations and programs will require additional financial resources before the Company can expect to realize a net profit from product sales. Based on the Company's current operating plan, it will require additional funding in the near term and expects additional funding through issuance of equity securities and under its collaboration with Novartis. If necessary, the Company believes that it has the ability to reduce operating expenses to extend its cash flow. There can be no assurances that additional funds will be available when required on terms acceptable to the Company. If adequate funds are not available, there would be a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company's funding requirements may change depending upon numerous factors, including progress of the Company's research and development programs; time required to obtain regulatory approvals in different countries; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and marketing approval in different countries of the Company's products and, if approved, whether the products will be commercially successful.

                                 ORGANOGENESIS INC.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     3 (ii)    By-laws of the Company, as amended on August 15, 1997 by the Board of Directors to include section 2.2(b) which provides for the nomination for the election of directors to the Board.

     27        Financial Data Schedule

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 1997.

                              ORGANOGENESIS INC.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Organogenesis Inc.
                                    (Registrant)



Date:   November 14, 1997           /s/ Herbert M. Stein
        -----------------           -------------------------------------------
                                    Herbert M. Stein, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date:   November 14, 1997           /s/ Donna L. Abelli
        -----------------           -------------------------------------------
                                    Donna L. Abelli, Vice President Finance and
                                    Administration, Chief Financial  Officer,
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer

                               ORGANOGENESIS INC.

                                 EXHIBIT INDEX

Exhibit No.    Description of Exhibit
-------------  -----------------------------------------------------------------

    3 (ii)     By-laws of the Company, as amended on August 15, 1997 by the Board of Directors to include section 2.2(b) which provides for the nomination for the election of directors to the Board.

    27         Financial Data Schedule