Form 10-K
period 1997-12-31
ORGANOGENESIS INC
filed 1998-03-31
CIK 779733

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                               __________________

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 1-9898

                              ORGANOGENESIS INC.
            (Exact name of registrant as specified in its charter)

                    DELAWARE                           04-2871690
           (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

                        150 DAN ROAD, CANTON, MA  02021
             (Address of principal executive offices)  (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (781) 575-0775

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                    NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                         ON WHICH REGISTERED
         -------------------                         -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of March 2, 1998, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $518,340,503 based on the last reported sale price of the Company's Common Stock on the American Stock Exchange as the close of business on March 2, 1998. There were 23,166,056 shares of Common Stock outstanding as of March 2, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                        PART OF FORM 10-K
                                      DOCUMENT                                       INTO WHICH INCORPORATED
                                      --------                                       -----------------------
 Portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting
 of Stockholders ....................................................................          III

     With the exception of the portions of the Definitive Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders expressly incorporated into this Report by reference, such document shall not be deemed filed as a part of this Annual Report on Form 10-K.

                                     PART I

The following discussions and other public filings or statements made by the Company from time to time which concern the Company's business outlook; future financial performance; anticipated profitability, revenues, expenses or capital expenditures; future funding under collaborative agreements; and statements concerning expectations as to any future events, as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1-"Business", Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8-"Financial Statements and Supplementary Data" sections of this report and those included in other publicly available filings with the Securities and Exchange Commission.


ITEM 1.        BUSINESS

     Organogenesis Inc. (the "Company" or "Organogenesis") designs, develops and manufactures medical therapeutics containing living cells and/or natural connective tissue components. The Company was formed to advance and apply tissue engineering to major medical needs. It was organized as a Delaware corporation in 1985, with principal executive offices located at 150 Dan Road, Canton, Massachusetts 02021 and the telephone number is 781-575-0775.

     Tissue engineering - Tissue engineering is an emerging field focused on
     ------------------
utilizing the body's own healing and regenerative processes to achieve medical benefit. Tissue engineered products typically include living cells and/or natural connective material such as collagen. Living cells can produce or remove substances in response to their environment; connective tissue can provide physical function while being converted to living tissue through ingrowth of patient's cells and blood vessels.

     Tissue engineering at Organogenesis - In establishing its product and
     -----------------------------------
research pipeline, Organogenesis considers both scientific and commercial factors, including the magnitude of the potential market, whether tissue engineering has the potential to provide significant benefit over traditional approaches and ability to achieve the necessary economies of scale for cost-effectiveness. The Company has established expertise with both mammalian (e.g., human) cells and natural connective tissue and selects its approach based on medical application. The Organogenesis pipeline thus includes both cellular products which include living cells, and acellular, connective tissue-based products. The lead product in both Organogenesis' cellular and acellular line has each been cleared for marketing in at least one country.

     Cellular Products - Organogenesis has established expertise in procuring, culturing and optimizing human cells to provide cell function in tissue-engineered products. The Company's lead product, Apligraf(TM) *(Graftskin) is the first manufactured organ comprised of living human cells to be approved for marketing by a major regulatory agency (Canadian Health Protection Branch in April 1997). Additionally, it was recommended for approval without conditions by the General and Plastic Surgery Restorative Devices Panel to the United States Food and Drug Administration ("FDA") on January 29, 1998. Examples of the Company's cellular products/research programs include:



* Apligraf(TM) is a trademark of Novartis.

----------------------------------------------------------------------------------------------------------------
 Cellular Products/Research Programs              Cell Type (s)                         Cell Purpose
----------------------------------------------------------------------------------------------------------------
Apligraf(TM)                            Skin cells:                         To enable active contribution to
                                        Epidermal cells (keratinocytes)     the healing process (e.g., produce
                                        Dermal cells (fibroblasts)          growth factors and other
                                                                            wound-healing substances in
                                                                            response to signals received from
                                                                            wound bed)
-----------------------------------------------------------------------------------------------------------------
Liver Assist Device                     Liver cells (hepatocytes)           To provide liver-like blood
                                                                            processing: production/removal of
                                                                            substances
-----------------------------------------------------------------------------------------------------------------
Diabetes research program               Pancreatic islet cells              To produce insulin in response to
                                                                            glucose levels in blood.
-----------------------------------------------------------------------------------------------------------------

     To help maximize the opportunity of commercializing cellular products, the Company has established expertise in the field of cryopreservation - the ability to "freeze" complex living tissue, store it for extended periods at ultracold temperatures and restore it to ambient temperature while avoiding cell death. For example, the Company can cryopreserve Apligraf(TM), consistently maintaining greater than 90% cell viability. The Company has four U.S. patents issued or pending to protect its cryopreservation technology.

     Acellular (NON-CELLULAR) Products - With its connective tissue expertise, Organogenesis is also developing a line of collagen-based products. Collagen is the primary structural protein of the body and serves a number of functions, including fostering and guiding the ingrowth of cells and blood vessels from surrounding tissue. The first in this line of products, GRAFTPATCH(TM), has been cleared for marketing by the FDA through the 510(k) process. The acellular products are being designed to provide the necessary physical function for medical benefit while being converted to living tissue by the recipient's body. Examples of these products include:

-------------------------------------------------------------------------------------------------------------
  Acellular Products                                         Description
-------------------------------------------------------------------------------------------------------------
GRAFTPATCH(TM)                           For soft tissue reinforcement (e.g., hernia repair)
-------------------------------------------------------------------------------------------------------------
Fibrillar Tissue Filler                  Potential applications include female urinary incontinence and soft tissue bulking and repair (e.g., treatment of skin depressions)
-------------------------------------------------------------------------------------------------------------
Vascular Graft                           Potential applications include coronary bypass procedures, peripheral revascularization procedures and vascular support
-------------------------------------------------------------------------------------------------------------

     Commercialization strategy - Organogenesis intends to commercialize its
     --------------------------
products either by itself or through partners with an established marketing presence. For example, Novartis Pharma AG has global marketing rights to Apligraf(TM) and is responsible for sales and marketing costs. Organogenesis commenced commercial manufacturing operations at its 70,000 square foot facilities in Canton, MA in August 1997 with the Canadian launch of Apligraf(TM) by Novartis Pharmaceuticals Canada Inc.

PRODUCTS

     Organogenesis' product development focus includes living tissue replacements, cell-based organ assist devices and other tissue-engineered products. The Company is also exploring additional opportunities relating to cell and gene therapy applications and to its cryopreservation technology. The table below shows products/research programs in the Organogenesis pipeline, potential indications and current status.

--------------------------------------------------------------------------------------------------------------
        Product           Potential Indication / Use                           Status*
--------------------------------------------------------------------------------------------------------------
Apligraf(TM)             Venous leg ulcers              Premarket Approval Application ("PMA") at FDA; FDA
                                                        advisory panel recommended approval without
                                                        conditions 1/29/98;
                                                        International registrations in process;
                                                        Approved/marketed in Canada;
                                                        Data presented/published
                         -------------------------------------------------------------------------------------
                         Burns                          Trial completed, data presented
                         -------------------------------------------------------------------------------------
                         Skin surgery                   Trials completed in donor site and dermatological
                                                        surgery wounds; publications; additional studies
                                                        underway and planned
                         -------------------------------------------------------------------------------------
                         Diabetic ulcers                Trial underway
                         -------------------------------------------------------------------------------------
                         Pressure sores                 Trial planned;
                                                        Agreement signed with Clinical Studies Ltd., a
                                                        subsidiary of PhyMatrix Corp., related to conduct of
                                                        trial
--------------------------------------------------------------------------------------------------------------
GRAFTPATCH(TM)           Soft tissue reinforcement      FDA marketing clearance (510k) granted;
                                                        intend to market through a partner
--------------------------------------------------------------------------------------------------------------
Fibrillar Tissue Filler  Include female urinary         In preclinical studies
                         incontinence &
                         soft tissue bulking and
                         repair
--------------------------------------------------------------------------------------------------------------
Other Living Tissues     Include surgical               In development
                         reconstruction & repair,
                         oral surgery applications
                         (e.g., periodontal)
--------------------------------------------------------------------------------------------------------------
Vascular graft           Vascular support; peripheral   In preclinical studies
                         revascularizations; coronary
                         artery bypass procedures
--------------------------------------------------------------------------------------------------------------
Liver assist device      Support for liver              In research
                         compromised patients

* There can be no assurance that these products will receive final regulatory approval, or if approved, will be commercially successful when and if product launch occurs.


CELLULAR PRODUCTS
-----------------

     APLIGRAF(TM)

     The Company's most advanced product is Apligraf(TM). This product is currently marketed for the treatment of venous leg ulcers in Canada, with registrations elsewhere underway, as discussed under "Regulatory Status". Apligraf(TM) is tissue-engineered living human skin for the treatment of wounds, including chronic wounds, skin surgery wounds and burn wounds. As discussed under "Collaborative Agreements," Novartis Pharma AG has exclusive global Apligraf marketing rights.

     Product Description

     Like human skin, Apligraf(TM) features both an organized epidermis and dermis, composed of living human epidermal (keratinocytes) and dermal (fibroblasts) cells. The epidermal layer of Apligraf(TM) is fully differentiated and includes a stratum corneum - the outer protective layer of skin. The product is all natural and is not removed after application.



          [Photo showing structure of Apligraf(TM) compared to Human Skin]



 Under the microscope, as shown above, Apligraf(TM) shares the appearance of skin.

     Apligraf(TM) includes both the organization and components of human skin. The various parts of skin are believed to contribute to the wound healing process in different, but interrelated ways. The stratum corneum protects the wound and the underlying cells and provides feedback to the epidermis. The epidermal keratinocytes directly close wounds, secrete growth factors in response to wound signals and promote dermal tissue formation. The dermal fibroblasts also secrete growth factors and contribute to the formation of new dermal tissue. The extracellular matrix provides support for the epidermis and supports cellular ingrowth and new tissue formation.

     Regulatory Status

     The Apligraf(TM) Premarket Approval Application (PMA) for the treatment of venous leg ulcers is currently pending at the FDA. On January 29, 1998, the General and Plastic Surgery Devices advisory panel to the FDA reviewed Apligraf(TM) for the treatment of venous leg ulcers and recommended its approval without conditions. The Company is working with the FDA to achieve a final decision on this PMA. There can be no assurance that the FDA will accept the advisory panel's recommendation or that the FDA will render its decision in a timely manner.

     International registrations of Apligraf(TM) are being pursued by Novartis, which has regulatory responsibility for the product outside the U.S. In April 1997, Apligraf(TM) was approved for marketing by the Canadian Health Protection Branch and has subsequently been launched in Canada.

     There can be no assurance of additional marketing approvals for Apligraf(TM), nor that Apligraf(TM) will be commercially successful.

     Potential Markets

     Potential Apligraf(TM) uses identified to date include: wounds that have been open for an extended period of time (chronic wounds), wounds created by skin surgery, and wounds due to burns. As more physicians become familiar with Apligraf(TM), additional potential uses could emerge.

            -------------------------------------------------------------------------------
                             POTENTIAL APLIGRAF(TM) MARKET BY INDICATION
            -------------------------------------------------------------------------------
                                                                    APPROXIMATE # OF
                         INDICATION                         PATIENTS/PROCEDURES IN THE U.S.
                         ----------                         -------------------------------
           CHRONIC WOUNDS:
            Venous leg ulcers                                      1,000,000 patients
            Diabetic ulcers                                          600,000 patients
            Pressure sores                                         2,000,000 patients

           SKIN SURGERY WOUNDS                                 600,000 procedures per year

           SEVERE BURNS WOUNDS                            10,000-15,000 procedures per year
           --------------------------------------------------------------------------------

     CHRONIC WOUNDS
     --------------

     Over 3 million people in the U.S., 11 million globally, suffer from chronic wounds, including venous leg ulcers, diabetic ulcers and pressure sores. Apligraf(TM) clinical trials are completed, underway or planned in each of the major segments of this market:

     VENOUS LEG ULCERS: An estimated 1 million patients in the U.S. suffer from venous leg ulcers. In the Apligraf(TM) pivotal trial, it was found that half of venous leg ulcer patients have difficult-to-treat ulcers, such as ulcers open for over a year. Venous leg ulcers are generally considered to be the most difficult to heal of the chronic wounds as they are associated with the greatest compromise of the patient's own wound healing ability. Even when healing is achieved with traditional therapies, the process can take six months or longer.

     The Apligraf(TM) venous leg ulcer pivotal trial was a prospective, randomized, controlled multi-center study. The FDA advisory panel agreed that Apligraf(TM) was shown to heal patients faster than compression therapy alone. Apligraf(TM) was shown to be highly effective in ulcers which resist healing with traditional treatments: in ulcers open for over a year, Apligraf(TM) was shown to heal 47% of patients compared to 19% with compression therapy alone. The advisory panel to the FDA agreed that there were no clinically significant safety concerns with Apligraf(TM) therapy.

     DIABETIC ULCERS: NEARLY 600,000 people in the U.S. suffer from diabetic ulcers, which can lead to amputation. To address this need, in March 1996 Organogenesis initiated a prospective, randomized, controlled multi-center diabetic ulcer pivotal trial. Patient enrollment for this trial is expected to be completed by the second half of 1998.

     PRESSURE SORES (DECUBITUS ULCERS): Over 2 million people in the U.S. suffer from pressure sores. Organogenesis plans to conduct a pivotal trial in pressure sores. In November 1997, the Company signed an agreement with Clinical Studies Ltd., a subsidiary of PhyMatrix Corp., to assist in the conduct and supervision of an Apligraf(TM) pivotal trial in pressure sores.

     SKIN SURGERY WOUNDS
     -------------------

     Approximately 600,000 skin surgery procedures are performed annually in the U.S., including dermatological surgery for the removal of skin cancers and birthmarks, and donor site surgery (harvesting skin for use elsewhere on the body, such as in the treatment of burns). A number of patients undergoing such procedures could potentially benefit from Apligraf(TM). In addition to these existing medical purposes, other potential uses for Apligraf(TM) in surgically-created wounds continue to be identified.

     Over one hundred patients have received Apligraf(TM) for skin surgery wounds in its dermatological surgery and donor site clinical studies. Data from the Apligraf(TM) dermatological surgery study indicate Apligraf(TM) can provide immediate wound closure, resurfacing of the wound with epithelium, rapid healing and good cosmetic results. Data from a study in donor site wounds were published as a research letter in the medical journal, Lancet, in October 1997 and indicated Apligraf(TM) performed comparably to patient skin and better than another common treatment, polyurethane film, in both time to 100 percent healing and reduction in pain.

     BURN WOUNDS
     -----------

     An estimated 100,000 people in the U.S. visit the hospital for the treatment of burns each year. Approximately 10,000-15,000 of these people receive skin grafts. While a number of dressings (e.g., synthetics, and cadaver skin) are available to provide temporary protection, severely burned areas ultimately receive skin grafts. Skin grafts, however, typically leave a "chicken wire" appearance that can compromise the cosmetic and functional outcome. For example, flexibility can be reduced when patient skin is autografted over joints. To improve cosmetic and functional results, numerous surgeries may be required. Data from the Apligraf(TM) burn clinical study, presented at the scientific meeting, Bioengineering of Skin Substitute in September 1997, show that Apligraf(TM) used in conjunction with autograft results in less scarring and more normal pliability when compared with autograft alone.


     OTHER CELLULAR PROGRAMS

     With Apligraf(TM), Organogenesis has demonstrated its ability to tap the power of living cells. Other cellular programs at the Company include development of other living tissues and a liver assist device, as well as research programs related to gene and cell therapies, such as the culturing of islet cells for the teatment of diabetes.

     Other Living Tissues

     Organogenesis is using its expertise to develop living tissue products for medical needs such as surgical reconstruction, respiratory tract repair and oral surgery (e.g., periodontal procedures). As part of the strategy of developing treatments for conditions affecting surface tissues, the Company collaborates with researchers at the Brigham and Women's Hospital, Boston.

     Organogenesis' programs in living tissues also provide potential opportunities in gene therapy. For instance, the Company believes its living tissues can potentially be used as gene delivery vehicles. The Company is researching genetically modifying its tissues to compensate for patient genetic irregularities that compromise normal function. Other modifications are being researched to enhance desirable patient responses.

     Liver Assist Device

     Approximately 360,000 people in the U.S. have active liver disease. Millions more have medical conditions which can progress to end-stage disease. Currently, liver transplantation is the only treatment for end-stage liver disease, as only hepatocytes (liver cells) can provide the necessary function. Unfortunately, each year many patients die awaiting a transplant. Among those fortunate enough to receive a liver, one in four requires a second transplant due to deteriorated health.

     Organogenesis is developing, in collaboration with the Massachusetts General Hospital, an extracorporeal liver assist device with living hepatocytes to provide temporary liver function to patients until either a transplant becomes available or the patient's own liver recovers. The initial goal of this product is to serve as a bridge to transplant. It is believed such a device could eventually be used to support patients with chronic liver disease and slow progression to the point of needing a transplant, thus avoiding this highly invasive, expensive and risky procedure.

ACELLULAR PRODUCTS
------------------

     Organogenesis' acellular line of products is based on its proprietary connective tissue technology. This line of products is being designed to encourage the integration and ingrowth of the patient's own cells and blood vessels, to provide permanence of benefit without permanence of product.

     GRAFTPATCH(TM)

     GRAFTPATCH(TM)is an all-natural product comprised of layers of collagen that have been chemically cleaned for purity and cross-linked for strength. GRAFTPATCH(TM) was granted FDA 510(k) marketing clearance in the U.S. in August 1997 for use in general surgical procedures for the reinforcement of soft tissue (e.g., hernia repair). Recent preclinical studies have indicated GRAFTPATCH(TM) provides mechanical strength and avoids the formation of adhesions. This has been attributed to GRAFTPATCH(TM)'s ability to integrate with patient tissue and thus avoid "foreign body" responses. Thus, the product may offer advantages in preventing post-operative adhesions. Organogenesis' strategy is to market GRAFTPATCH(TM) through a partner. No assurance can be given that Organogenesis will be able to identify and/or reach agreement with a partner.

     FIBRILLAR TISSUE FILLER

     Injecting material that will bulk or support a tissue can be advantageous in certain medical situations. For example, an estimated 10 million women in the U.S., 25 million worldwide; suffer from female urinary incontinence; it is believed that 10-15% of this population could potentially benefit from an injectable product. Other examples include soft tissue bulking and repair (e.g., treatment of skin depressions). Currently available products have been found to disperse upon injection, limiting their ability to provide long term bulk and support.

     To address such needs, Organogenesis has developed Fibrillar Tissue Filler
(FTF), so-called because of its unique string or "fibril" configuration of the collagen. This fibril design has been found in preclinical studies to enable FTF to be injectable, yet also retain shape. These attributes mean it could potentially offer advantages over available products. FTF may also offer potential in drug and cell delivery.

     VASCULAR GRAFT

     Much of cardiovascular surgery is directed towards the repair or replacement of damaged blood vessels. For example, each year, nearly 300,000 coronary artery bypass procedures are performed in the U.S. alone, requiring an average of 3.5 bypass grafts per procedure. Despite the size of this market, cardiovascular surgeons still use saphenous vein harvested from the patient for their graft material because it offers a feature not obtainable with synthetics: the ability to provide the critical strength while becoming populated with patient cells. Use of patient vein, however, has its drawbacks: it varies in quality and availability; harvesting vein extends the procedure's duration, increasing its cost; and the resultant second wound site increases post-surgical patient discomfort and potential for complications.

     Organogenesis is developing a ready-to-use small diameter graft to provide the performance of patient saphenous vein. This product is currently in preclinical studies.


RISK FACTORS

     COMPETITION

     The Company is engaged in the rapidly evolving and competitive field of tissue engineering. A number of pharmaceutical, biotechnology and medical product companies in the U.S. and elsewhere are seeking to develop competitive products for the treatment of skin wounds and other medical needs targeted by the Company. Competition from these companies and others is intense and is expected to increase. Many of these companies have substantially greater capital resources, research and development staffs and facilities, and experience in the marketing and distribution of products than the Company. In addition, competitive companies are working on alternate approaches to many of the medical needs targeted by the Company.

     Potential competitors include other tissue engineering firms, xenotransplant (transplantation of organs between different species) firms and companies that use traditional technologies. For example, in the field of wound care, competition is expected to include other tissue engineering companies in some indications, as well as the wound care divisions of certain major pharmaceutical firms. The Company believes that its competitive position will be based on its ability to create and maintain scientifically advanced technology and proprietary products and processes, attract and retain qualified personnel, obtain patent or other protection for its products and processes, obtain required government approvals on a timely basis, manufacture its products on a cost-effective basis and successfully market its products.

     RETENTION OF KEY PERSONNEL

     Because of the specialized nature of the Company's business, the Company's success will depend, in large part, on its continued ability to attract and retain highly qualified personnel and on its ability to develop and maintain relationships with leading research institutions. The competition for those relationships and for experienced personnel that exists among the numerous biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions is intense.

     PATENTS AND PROPRIETARY TECHNOLOGY

     Organogenesis has a proprietary portfolio of patent rights and applications and exclusive licenses to patents and patent applications relating to living tissue products, organ assist treatments and other aspects of tissue engineering. These patent applications include patents relating to tissue sourcing, methods of preparation, cell culture technologies, sterilization technologies, manufacturing methods and living tissue cryopreservation. The Company intends to continue to attempt to aggressively patent its technologies.

     The Company has twenty patents issued or allowed in the U.S. alone. The Company also aggressively attempts to achieve comparable patents in the major international markets for its products, particularly in Europe and Japan. Currently, the Company has eight pan-European patents issued, plus one which has achieved intent-to-grant status, and five issued patents in Japan.

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

     The Company's U.S. issued patents relate to: the Company's test system incorporating skin tissue equivalents and other organ equivalents; its proprietary collagen extraction process; the invention and methods of making of dense fibrillar collagen (DFC) constructs; the production of an organ equivalent for the cornea and its method of production using tissue culturing systems; a method of making collagen thread; a method of cold chemical sterilization which maintains the cell-compatibility of the Company's collagen; methods for manufacturing living skin equivalents, including Apligraf(TM); and the Company's cryopreservation technology. As part of the continuing interest in protecting its intellectual property rights, the Company has also filed, and is prosecuting, eight other patent applications in the U.S. alone.

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

     A portion of the Company's know-how and technology are trade secrets. To protect its rights, the Company requires key employees, consultants and corporate partners to maintain the confidentiality of the Company's proprietary information. The Company intends to require any new corporate sponsor with which the Company enters into a collaborative research and development agreement to do so as well. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

     GOVERNMENT REGULATION

     The Company's present and proposed activities are subject to government regulation in the U.S. and other countries. In order to clinically test, produce and market medical devices for human use, the Company must satisfy mandatory procedures and safety and efficacy requirements established by the FDA and comparable state and foreign regulatory agencies. Typically, such rules require that products be approved by the government agency as safe and effective for their intended use prior to being marketed. In the U.S., some of the Company's products will require clearance under the FDA 510(k) premarket notification procedure. This requires submitting data that demonstrates a product is "substantially equivalent" to a device marketed prior to the enactment of the Medical Device Amendments of 1976 or to a device legally marketed thereafter pursuant to a 510(k). Other products will require marketing approval via the PMA process. The PMA process is significantly more complex, time consuming and costly than the 510(k) process as extensive data on safety and efficacy must be submitted. Each of these approval processes is expensive, time consuming and subject to unanticipated delays, and no assurance can be given that any agency will grant its approval.

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

     PRODUCT LIABILITY INSURANCE

     The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing, marketing and sale of medical products. The use of the Company's product candidates, whether for clinical trials or commercial sale by the Company or its collaborators, may expose the Company to product liability claims or product recall and possible adverse publicity. The Company currently has product liability coverage; however, there can be no assurance that the amount of insurance coverage will be sufficient to fully cover potential liability claims. In addition, there can be no assurance that the Company will be able to obtain additional product liability coverage in the future at an acceptable cost. If a product liability claim were to exceed the Company's current insurance coverage, there could be a material adverse affect on the Company's financial condition and results of operations.

     MANUFACTURING LIMITATIONS

     The Company has limited experience in the commercial manufacturing of medical device products. The process of manufacturing the Company's products is complex, requiring strict adherence to manufacturing protocols. In August 1997, the Company began producing its lead product, Apligraf(TM), for commercial sale to Canada in adherence with these manufacturing protocols. However, with increasing demand for Apligraf(TM), the Company will need to transition from small-scale to full-scale production of the Company's products and there can be no assurance that the Company will be able to make this transition successfully.

     As the Company undertakes the manufacture of products on a commercial basis, it is required to maintain a manufacturing facility in compliance with Good Manufacturing Practices. Manufacturing facilities and processes pass an inspection before the FDA issues any product licenses necessary to market medical therapeutics and are subject to continual review and periodic inspection. There can be no assurance that the Company will be able to manufacture any products successfully and in a cost effective manner. If the Company were unable to manufacture its potential products independently or obtain or retain third-party manufacturing on commercially acceptable terms, the submission of products for final regulatory approval and initiation of marketing would be delayed. This, in turn, may cause the Company to be unable to commercialize its product candidates as planned, which may have a material adverse effect on the Company.

     SOURCES OF SUPPLY

     The Company manufactures Apligraf(TM) for commercial sale, as well as for use in clinical trials, at its Canton, Massachusetts facility. Among the fundamental raw materials needed to manufacture Apligraf(TM) are keratinocytes and fibroblasts. These cells are derived from donated infant foreskin. The Company does extensive testing of the cells for pathogens, including for the HIV or "AIDS" virus. However, there can be no assurance that additional cells of adequate purity can be obtained, or once obtained, that the cells derived from it will in fact be pathogen-free.

     Another major material required to produce the Company's products is collagen, a protein obtained from animal source tissue. The Company has developed a proprietary method of procuring its own collagen which the Company believes is superior in quality and strength to collagen available from commercial sources. The Company currently obtains its animal source tissue from U.S. suppliers only. There can be no assurance that the Company will be able to obtain adequate supplies of animal source tissue to meet its future needs or that the Company will be able to obtain such supplies on a cost effective basis.

     The thermo-formed tray assembly that is used in the manufacturing process of Apligraf(TM) is available under a supply arrangement with only one manufacturing source. Because the FDA approval process requires manufacturers to specify their proposed materials of certain component parts in their applications, FDA approval of a new material would be required if a currently approved material became unavailable from a supplier. There can be no assurance that the Company will be able to obtain adequate supplies of thermo-formed tray assemblies to meet its future Apligraf(TM) manufacturing needs or that the Company will be able to obtain such assemblies on a cost effective basis.

     There can be no assurance that interruptions in supplies will not occur in the future or that the Company will not have to obtain substitute vendors for these materials. Any significant supply interruption would adversely affect the Company's production of Apligraf(TM). In addition, an uncorrected impurity or suppliers variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture its products.

COLLABORATIVE AGREEMENTS

In January 1996, the Company and Novartis Pharma AG ("Novartis" or "related party") entered into an agreement granting Novartis exclusive global marketing rights to Apligraf(TM). Under the agreement, Novartis is responsible for Apligraf(TM) sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the U.S. The Company supplies Novartis' global requirements for Apligraf(TM) and receives both a per unit manufacturing payment and royalty revenues on product sales. Novartis has agreed to provide the Company up to $40,000,000 in equity investments, research support and milestone payments, an increase of $2,500,000 from prior year due to the addition of a research and development support milestone. During fiscal years 1997 and 1996, the Company received $2,500,000 and $11,500,000, respectively, from Novartis. The remaining payments will be received based upon achievement of specified events.

  In March 1998, the Comapny received $3,750,000 from Novartis in Milestone and equity payments; refer to the caption "Stockholders' Equity" under Item No.8.

  In 1995, the Company and Biomet, Inc. ("Biomet") entered into a supply arrangement under which Biomet may, but is not obligated to, purchase collagen from the Company.

  In 1994, the Company signed a license agreement with Toyobo Ltd. ("Toyobo"), granting Toyobo a license to manufacture and market Testskin in Japan in exchange for royalty payments to the Company. Additionally, Toyobo may, but is not obligated to, purchase collagen and other products from the Company.

RESEARCH AND OTHER AGREEMENTS

The agreements summarized below generally are funded over a limited period.
Each agreement is reviewed at least annually and the amounts to be funded for the next period are then determined. Either party may cancel the agreement upon advance written notice.

  In November 1997, the Company entered into a clinical research agreement with Clinical Studies Ltd. related to the conduct of a clinical trial for the treatment of pressure sores.

  In September 1996, the Company entered into a research agreement with the Children's Hospital of Boston related to graft acceptance.

  In June 1996, the Company formed a research collaboration with the Massachusetts General Hospital (MGH) related to the development of a liver assist device.

  In December 1995, the Company signed a research agreement with the Brigham and Women's Hospital related to the biology of surface tissues (e.g., oral mucosa, skin appendages).

  In March 1995, the Company's subsidiary, ECM Pharma(TM), signed a research agreement, with an option to negotiate a license, with Harvard Medical School to supplement research related to the discovery of extracellular matrix related therapeutics.

  During 1995, the Company agreed to fund certain work performed at the Connective Tissue Research Laboratory at Hebrew University.

RESEARCH AND DEVELOPMENT

     The Company plans to continue to focus its product development efforts on developing high quality cell therapy, connective tissue and other types of tissue engineered products for a variety of areas, including wound care, urology, liver disease, cardiovascular medicine and general and reconstructive surgery.

     The Company's research and development staff consists of scientists and laboratory assistants with technical backgrounds in cell biology, matrix biology, cell culture, immunology, cryopreservation, molecular biology and clinical medicine.

     For 1997, 1996 and 1995, the Company's research and development expenses were $13,981,000, $10,863,000 and $9,272,000, respectively, which include production costs and funding of the research and other agreements noted above.

EMPLOYEES

     As of March 2, 1998, the Company had 142 full-time employees. The Company has established a stock option plan providing equity incentives to all key employees, an employee stock purchase plan and a 401(k) plan for all of its full-time employees. The Company believes that, through equity participation, attractive fringe benefit programs and the opportunity to contribute to the development of new products using new technology, the Company will continue to be able to attract highly-qualified personnel.

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

ITEM 2.   PROPERTIES

          The Company leases approximately 70,000 square feet of space in Canton, Massachusetts at an annual average base rent of approximately $561,000, plus operating expenses. In March 1998, the Company signed an amendment to its major lease, which extends the term through September 30, 2004. The amendment also grants three options to extend the term of the lease for an additional five years per option and provides for an expansion option for the remaining rentable area in the building. The Company is exploring alternatives for a new facility for full-scale commercial production of products in the future. The Company believes that its current facilities will adequately support its manufacturing needs and research and development activities through the end of 1998 and beyond.

ITEM 3.   LEGAL PROCEEDINGS

  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange under the symbol ORG. On March 2, 1998, there were 638 shareholders of record of the Company's Common Stock. The table below lists the high and low quarterly range of reported closing prices of the Company's Common Stock during the past two years.

                                                         1997                           1996
                                                         ----                           ----
                                           High           Low             High           Low
                                           ----           ---             ----           ---
First Quarter                        $ 16 13/16    $ 11  7/16       $ 13   5/8    $  8   7/8
Second Quarter                         16  1/16      11  3/16         14   7/8      10  9/16
Third Quarter                          24   1/8      13   5/8         12   5/8       9   1/8
Fourth Quarter                         30  1/16      22 11/16         15 11/16      11   1/8

     The amounts above have been adjusted to reflect two 25% stock dividends distributed to stockholders of record on May 2 and November 28, 1997. All related data in the consolidated financial statements reflect both stock dividends for all periods presented, except for the Statements of Changes in Stockholders' Equity. No cash dividends have been paid to date on the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT SHARE DATA AND NUMBER OF EMPLOYEES)

                                                                                        For the Years Ended December 31,
                            ---------------------------------------------------------------------------------------------
                                1997               1996                1995                1994               1993
                            --------------------------------------------------------------------------------------------
Revenues                          $  3,531            $ 7,527            $    627            $    996            $ 1,593
Net Loss                           (19,807)            (7,499)            (12,737)            (10,441)            (9,936)
Net Loss Per Share                   (0.87)             (0.34)              (0.65)              (0.58)             (0.56)
Working Capital                      4,843             11,256              12,886               8,407             11,356
Capital Expenditures                 1,069              3,311                 319                 463                 95
Total Assets                        13,780             22,436              19,304              15,127             23,955
Stockholders' Equity                11,523             18,478              17,798              13,949             22,814
Number of Employees                    137                115                  97                  94                 73

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS

This Form 10-K and other public filings or statements made by the Company from time to time which concern the Company's business outlook; future financial performance; anticipated profitability, revenues, expenses or capital expenditures; future funding under collaborative agreements; and statements concerning expectations as to any future events, as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Items No. 1 "Business", No. 7 "Management's Discussion and Analysis" and No. 8 "Financial Statements and Supplementary Data" of this report and those included in other publicly available filings with the Securities and Exchange Commission.

Overview
--------

Organogenesis Inc. (the "Company") designs, develops and manufactures medical therapeutics containing living cells and/or natural connective tissue components. The Company was formed to advance and apply tissue engineering to major medical needs.

The Premarket Approval Application ("PMA") for the Company's lead product, Apligraf(TM) tissue-engineered living human skin, is pending at the U.S. Food and Drug Administration ("FDA") for the treatment of venous leg ulcers. On January 29, 1998, the General and Plastic Surgery Devices advisory panel to the FDA recommended unconditional approval of this PMA. Novartis Pharma AG ("Novartis" or "related party") has global Apligraf(TM) marketing rights and is pursuing international marketing authorizations for the product. In August 1997, Apligraf(TM) was commercially launched in Canada by Novartis Pharmaceuticals Canada, Inc., an affiliate of Novartis. A pivotal trial to assess the efficacy and safety of Apligraf(TM) is underway for the treatment of diabetic ulcers and one is planned for the treatment of pressure sores. Trials have been completed in skin surgery wounds (dermatological surgery and donor site wounds) and data published; additional studies are in the process of being implemented. A clinical trial has also been completed in burn wounds, and the data from this trial were presented at a scientific conference in September.

Commercial launch of Apligraf(TM) in Canada occurred during the middle of the third quarter. Since the Canadian launch, Novartis has implemented an education and training program to build physician awareness and experience as the first steps in establishing a long-term business base. Additionally, premarketing educational activities are underway in the U.S. and Europe. The Company expects production costs to exceed product sales for the near term due to start-up expenses and the high costs associated with low volume production. There can be no assurance that the Company will realize sufficient production volume or otherwise reduce its production costs to significantly improve gross margins.

The Company is dependent on Novartis for the successful marketing of Apligraf(TM). There can be no assurance that Novartis will succeed with registrations and marketing of Apligraf(TM) or that the Company will be able to meet the production demand of worldwide product commercialization.

In August, 1997, the Company's surgical repair product, GRAFTPATCH(TM), was cleared for marketing in the U.S. under the FDA's Section 510(k) notification process. Marketing clearance has been granted for use in general surgical procedures for reinforcement of soft tissue (e.g., hernia repair). The Company intends to market this product through a third-party. There is no assurance that the Company will enter into an agreement with any third-party.


Results of Operations
---------------------

1997 Compared to 1996
Total revenues for fiscal year 1997 were $3,531,000, compared to $7,527,000 in 1996. These amounts included research and development support payments received and recognized from Novartis of $2,500,000 and $6,500,000, respectively. Other revenues of $529,000 in 1997 represent product sales to related party, royalties, and other revenues. The increase over 1996 other revenues of $42,000 is due to supply of product to Novartis, including product to support the Canadian launch, and increased sales of other products. Interest income decreased to $502,000 for fiscal year 1997, compared to $985,000 in 1996. The decrease was primarily due to the difference in funds available for investment.

Research and development expenses increased to $13,981,000 for fiscal year 1997 from $10,863,000 in 1996. The increase was primarily due to personnel additions mainly in operations and clinical research, expansion of facilities resulting in higher non-cash depreciation charges and increased occupancy costs, and other activities supporting the Company's research and development programs, including the Apligraf(TM) diabetic ulcer pivotal trial and the fibrillar tissue filler and liver assist device research programs. The Company expects to continue to expand Apligraf(TM) operations and to advance the Company's product pipeline during 1998.

General and administrative expenses decreased to $3,802,000 for fiscal year 1997 from $4,163,000 in 1996, primarily due to a reduction in the use of outside services and cost containment, including legal, corporate insurance and other corporate costs. This decrease was partially offset by an increase in personnel costs, mostly due to increased headcount. Additionally, in May 1997, the Company incurred a one time, non-cash compensation charge of $5,555,000 relating to the extension of the term of a stock option held by an officer of the Company.

As a result of the net effect described above, the Company incurred a net loss of $19,807,000, including the $5,555,000 non-cash charge described above, or $.87 per share - basic and diluted, for fiscal year 1997, compared to a net loss of $7,499,000, or $.34 per share - basic and diluted, for the comparable 1996 period. The Company expects to incur additional losses as its expenditures continue to increase due to continued expansion of its operations and research programs.

1996 Compared to 1995
Total revenues for fiscal year 1996 were $7,527,000, compared to $627,000 in 1995. The increase was primarily due to research and development support payments of $6,500,000 received and recognized from Novartis. Interest income increased to $985,000 for fiscal year 1996, compared to $608,000 in 1995. The increase was primarily due to more cash being available from Novartis' equity investment and research and development support payments totaling $11,500,000 that were received in 1996.

Research and development expenses increased to $10,863,000 for fiscal year 1996 from $9,272,000 in 1995. The increase was primarily due to personnel additions and activities supporting the Company's lead product, Apligraf(TM), including: expanding Apligraf(TM) operations; initiation of the diabetic ulcer pivotal trial; and supporting the PMA for the treatment of venous leg ulcers, which is pending at the FDA. The increase was also due to the Company's research collaborations with leading academic institutions and/or their faculty, including Brigham and Women's Hospital, Children's Hospital in Boston, Harvard Medical School and the Massachusetts General Hospital, to further strengthen the product portfolio.

General and administrative expenses increased slightly to $4,163,000 for fiscal year 1996 from $4,092,000 in 1995, primarily due to increased personnel and related costs; this increase was partially offset by cost reductions in other general and administrative related expenses. The Company's net loss for fiscal year 1996 was $7,499,000, or $.34 per share - basic and diluted, as compared with a net loss for fiscal year 1995 of $12,737,000, or $.65 per share - basic and diluted.


Liquidity and Capital Resources
-------------------------------

At December 31, 1997, the Company had cash, cash equivalents and investments in the aggregate amount of $6,145,000 and working capital of $4,843,000, compared to $14,440,000 and $11,256,000, respectively, at December 31, 1996. Cash used in operating activities during fiscal year 1997 was $14,473,000, primarily due to financing the Company's operations and reducing accounts payable and accrued expenses related to investment in plant expansion. Capital expenditures were $1,069,000 and $3,311,000 during fiscal years 1997 and 1996, respectively, primarily related to the build-out of the current facilities to support Apligraf manufacturing and the acquisition of laboratory equipment for expanded research and development programs. The Company expects to continue to utilize funds during 1998 for the continued expansion of Apligraf(TM) operations and for the advancement of the Company's product pipeline. The Company is also exploring adding manufacturing capacity to support the production of the Company's current and future products. However, no assurances can be given that additional funds will be available when required on terms acceptable to the Company to support planned production or expanded operations during 1998 and beyond as discussed in the preceding forward-looking statements.

From inception, the Company has financed its operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments and, to a lesser extent, sale of products and receipt of royalties. During fiscal year 1997, financing activities provided cash of approximately $7,247,000, primarily from the exercise of all Common Stock Purchase Warrants issued during the July 1995 public offering and the exercise of stock options. Financing activities provided cash of approximately $8,117,000 for fiscal year 1996, primarily from a $5,000,000 equity investment received under the collaborative agreement with Novartis and the exercise of warrants and stock options. Cash from financing activities in fiscal year 1995 was approximately $16,586,000, the majority of which related to a public offering of common stock.


The Company closed a $20 million Convertible Preferred Stock and warrant financing in March, 1998 with two institutional investors. The Series C Convertible Preferred Stock ("Series C Preferred Shares") pay no dividends and are convertible into Common Stock on a scheduled basis over the next two years based on market price at time of conversion (up to $36 per share). The Company may call for conversion under certain conditions based on continued improvement in the price of the Company's Common Stock. Conversions by the investors are subject to certain limits; no limits exist for conversions on redemption or up on a major transaction. Mandatory conversion is March 26, 2000, at which time the Company has the option to redeem any outstanding Series C Preferred Shares in cash or by issuing Common Stock. In addition, the investors received 160,000 three year warrants to purchase Common Stock at $39 per share. The warrants may be exercised at any time prior to April 2001. The investors also have the right to receive, under certain conditions based on the Common Stock market price declining below certain levels, additional warrants to purchase an aggregate of up to 160,000 shares of Common Stock.

Novartis has agreed to provide the Company up to $40,000,000 in equity investments, research support and milestone payments (See "Collaborative Agreement" under the Notes to Consolidated Financial Statements), an increase of $2,500,000 from prior year due to the addition of a research and development support milestone. During fiscal years 1997 and 1996, the Company received $2,500,000 and $11,500,000, respectively from Novartis. The remaining payments will be received based upon achievement of specified events. In March 1998, the Company received $3,750,000 from Novartis. Of this amount, $750,000 represents a research and development support payment and $3,000,000 represents a milestone equity investment.

At December 31, 1997, the Company had net operating loss and tax credit carryforwards of approximately $87,000,000 and $3,600,000, respectively. These amounts at December 31, 1996 were $72,000,000 and $3,100,000, respectively. These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, if any, in future years. However, the realizability of the Company's deferred tax assets is not assured as it depends upon future taxable income. Accordingly, the Company has recorded a 100% valuation allowance against these assets. The Company is required to recognize all or a portion of net deferred tax assets, with corresponding increases to net income, when the Company believes, given the weight of all available evidence, that it is more likely than not that all or a portion of the benefits of net operating loss carryforwards and other credits will be realized. However, there can be no assurance that the Company will ever realize any future cash flows or benefits from these losses and tax credits.

The Company's operations and research programs will require additional financial resources before the Company can expect to realize a net profit from product sales. Based upon its current plans, the Company believes that the preferred stock and warrant financing completed subsequent to December 31, 1997 and future funds from Novartis, including product revenue, together with existing working capital, will be sufficient to finance its operations into 1999. However, this is a forward-looking statement and no assurance can be given that there will be no changes that would significantly decrease available cash before such time. Factors that may change the Company's cash requirements include: time required to obtain regulatory approvals of the Company's products in different countries, if needed, and subsequent timing of product launches; commercial acceptance when product launches occur; progress of the Company's research and development programs; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and resources the Company devotes to outside research collaborations or projects. There can be no assurances that additional funds will be available when required on terms acceptable to the Company. If adequate funds are not available, the Company may need to delay, scale back or eliminate certain of its research and development programs or license to third parties certain products or technologies that the Company would otherwise undertake itself, and there could be a material adverse effect on the Company's financial condition and results of operations.


The Year 2000 Issue
-------------------

The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that uses dates where the date has been stored as just two digits (e. g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities.

The Company has recently initiated a review of its internal information and other systems and equipment to determine the extent of any Year 2000 problems. The Company is still gathering information, but based on such review to date, the Company does not currently expect that any such problems will have a material adverse effect on the Company's future operating results or financial condition.

The Company is in the process of contacting its major suppliers and other third parties in an effort to determine the extent to which the Company may be vulnerable to third parties' failure to timely correct their own Year 2000 problems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

Accounting Pronouncements
-------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SFAS 130 to materially effect its financial statement presentation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ORGANOGENESIS INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Accountants.....................................................................  22
Consolidated Balance Sheets as of December 31, 1997 and 1996..........................................  23
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995............  24
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995............  25
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997,
 1996 and 1995........................................................................................  26
Notes to Consolidated Financial Statements............................................................  27

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Organogenesis Inc.:

     We have audited the accompanying consolidated balance sheets of Organogenesis Inc. and its wholly owned subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Organogenesis Inc. and its wholly owned subsidiaries as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                        Coopers & Lybrand L.L.P.
Boston, Massachusetts
March 26, 1998

                              ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                December 31,
                                                                          -----------------------
                                                                              1997           1996
                                                                          --------        -------
ASSETS
  Current assets:
     Cash and cash equivalents                                            $    333        $   399
     Investments                                                             5,812         14,041
     Other current assets                                                      927            703
                                                                          --------        -------
                                                                             7,072         15,143
  Property and equipment, net                                                6,615          7,204
  Other assets                                                                  93             89
                                                                          --------        -------
                                                                          $ 13,780        $22,436
                                                                          ========        =======

LIABILITIES
  Current liabilities:
     Accounts payable                                                     $    643        $ 1,220
     Accrued expenses                                                        1,586          2,667
                                                                          --------        -------
                                                                             2,229          3,887
  Deferred rent payable                                                         28             71
  Commitments (see Notes)

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; authorized 1,000,000 shares:
Series A Convertible Preferred;
designated 250,000 shares;
all have been issued and converted                                               -                -
     Series B Junior Participating;
       designated 50,000 shares;
       no shares issued and outstanding                                          -                -
  Common stock, par value $.01; authorized 40,000,000 shares:
     issued and outstanding 23,160,320 and 22,331,789
     shares as of December 31, 1997 and 1996, respectively                     232              223
  Additional paid-in capital                                                98,277           85,434
  Accumulated deficit                                                      (86,986)         (67,179)
                                                                          --------        ---------
     Total stockholders' equity                                             11,523           18,478
                                                                          --------        ---------
                                                                          $ 13,780        $  22,436
                                                                          ========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                                                    For the Years Ended December 31,
                                                                ----------------------------------------
                                                                    1997          1996          1995
                                                                ----------------------------------------
Revenues:
  Research and development support from related party           $     2,500   $     6,500   $         -
  Product sales to related party, royalties and other income            529            42            19
  Interest income                                                       502           985           608
                                                                -----------   -----------   -----------
     Total revenues                                                   3,531         7,527           627
                                                                -----------   -----------   -----------


Costs and Expenses:
  Research and development                                           13,981        10,863         9,272
  General and administrative                                          3,802         4,163         4,092
  Non-cash charge for stock option extension                          5,555             -             -
                                                                -----------   -----------   -----------
     Total costs and expenses                                        23,338        15,026        13,364
                                                                -----------   -----------   -----------

Net loss                                                        $   (19,807)  $    (7,499)  $   (12,737)
                                                                ===========   ===========   ===========

Net loss per common share - basic and diluted                   $      (.87)  $      (.34)  $      (.65)
                                                                ===========   ===========   ===========
Weighted average number of
  common shares outstanding - basic and diluted                  22,688,388    22,010,455    19,564,825
                                                                ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                    For the Years Ended December 31,
                                                   -----------------------------------
                                                         1997        1996        1995
                                                   -----------------------------------
Cash flows from operating activities:
  Net loss                                           $(19,807)   $ (7,499)   $(12,737)
  Adjustments to reconcile net loss to
   cash flows from operating activities:
     Depreciation                                       1,658       1,049       1,011
     Issuance of stock options                             50          62           -
     Non-cash charge for stock option extension         5,555           -           -
  Changes in assets and liabilities:
   Other current assets                                  (224)       (146)        (16)
   Other assets                                            (4)         (5)         (4)
   Accounts payable                                      (577)        615         204
   Accrued expenses                                    (1,081)      1,880         196
   Deferred revenue                                         -           -         (13)
   Deferred rent payable                                  (43)        (43)        (43)
   Other liabilities                                        -           -         (15)
                                                     --------    --------    --------
Cash used in operating activities                     (14,473)     (4,087)    (11,417)

Cash flows from investing activities:
  Capital expenditures                                 (1,069)     (3,311)       (319)
  Purchases of investments                             (5,000)    (13,870)    (12,500)
  Sales/maturities of investments                      13,229      10,981       7,032
                                                     --------    --------    --------
Cash provided by (used in) investing activities         7,160      (6,200)     (5,787)

Cash flows from financing activities:
  Proceeds from sale of common stock - net                  -       5,000      14,774
  Proceeds from exercise of warrants                    4,571       2,316           -
  Proceeds from exercise of stock options               2,676         801       1,812
                                                     --------    --------    --------
Cash provided by financing activities                   7,247       8,117      16,586
                                                     --------    --------    --------

Decrease in cash and cash equivalents                     (66)     (2,170)       (618)
Cash and cash equivalents, beginning of period            399       2,569       3,187
                                                     --------    --------    --------

Cash and cash equivalents, end of period             $    333    $    399    $  2,569
                                                     ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
                                (In thousands)

                                                          For the Years Ended December 31, 1997, 1996 and 1995
                              --------------------------------------------------------------------------------
                               Series A Convertible                   Additional                         Total
                                    Preferred Stock     Common Stock     Paid-in   Accumulated   Stockholders'
                              ---------------------   --------------
                                Shares       Amount   Shares  Amount     Capital       Deficit          Equity
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994          250       $ 250    9,366    $ 93     $60,549      $(46,943)       $ 13,949
--------------------------------------------------------------------------------------------------------------
Issuance of common
  stock upon exercise
  of stock options and
  in connection with
  employee stock
  purchase plan                                          249       2       1,810                         1,812
Sale of common stock - net                             1,150      12      14,762                        14,774
One for four
  common stock dividend                                2,654      27         (27)                            -
Conversion of
  Preferred A to
  common stock                     (250)       (250)     313       3         247             -               -
Net loss                                                                               (12,737)        (12,737)
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995            -           -   13,732    $137     $77,341      $(59,680)       $ 17,798
--------------------------------------------------------------------------------------------------------------
Issuance of common
  stock upon exercise
  of stock options and
  in connection with
  employee stock
  purchase plan                                          112       1         800                           801
Issuance of common
 stock upon exercise
 of warrants                                             234       3       2,313                         2,316
Sale of common stock                                     214       2       4,998                         5,000
Issuance of stock options                                                     62                            62
Net loss                                                                                (7,499)         (7,499)
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996            -           -   14,292    $143     $85,514      $(67,179)       $ 18,478
--------------------------------------------------------------------------------------------------------------
Issuance of common
  stock upon exercise
  of stock options and
  in connection with
  employee stock
  purchase plan                                          297       3       2,673                         2,676
Issuance of common
 stock upon exercise
 of warrants                                             357       4       4,567                         4,571
Two, one-for-four
  common stock dividends                               8,214      82         (82)                            -
Issuance of stock options                                                     50                            50
Non-cash charge for stock
  option extension                                                         5,555                         5,555
Net loss                                                                               (19,807)        (19,807)
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            -           -   23,160    $232     $98,277      $(86,986)       $ 11,523
--------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business:
-------------------

Organogenesis Inc. (the "Company") designs, develops and manufactures medical therapeutics containing living cells and/or natural connective tissue components. The Company was formed to advance and apply tissue engineering to major medical needs.

  The Company has a wholly-owned subsidiary, ECM Pharma(TM), Inc. ("ECM Pharma(TM)"). ECM Pharma(TM) was established to discover, develop and commercialize human therapeutics based on the extracellular matrix. The Company also has a wholly-owned investment subsidiary, Dan Capital Corporation, which holds a substantial portion of the Company's cash, cash equivalents and investments.

  The Company is subject to risks common to entities in the biotechnology industry, including, but not limited to, development by the Company's competitors of new technologies or products that are more effective than the Company's, risks of failure of clinical trials, dependence on and retention of key personnel, protection of proprietary technology, compliance with United States Food and Drug Administration ("FDA") regulations and similar foreign regulatory bodies, continued availability of raw material for the Company's products, availability of sufficient product liability insurance, ability to transition from small-scale manufacturing to full-scale production of products, ability to recover the investment in property and equipment, uncertainty as to the availability of additional capital on acceptable terms, if at all, and the demand for the Company's products, if and when approved.

  The ultimate success of the Company is dependent upon its ability to raise capital through equity placement, royalty and manufacturing payments, receipt of contract revenue, sale of products, research and development funding under licensing agreements and interest income on invested capital. However, the Company's funding requirements may change depending upon numerous factors, including time required to obtain regulatory approvals of the Company's products in different countries, if needed, and subsequent timing of product launches; commercial acceptance when product launches occur; progress of the Company's research and development programs; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and resources the Company devotes to outside research collaborations or projects.

  While management believes that future capital composed of equity investments, milestone and research and development support payments, manufacturing payments and royalty revenue will be sufficient to fund future operations, there can be no assurance that these or any additional funds will be available when required on terms acceptable to the Company. Refer to "Stockholders' Equity" note for equity financing subsequent to year end.

Summary of Significant Accounting Policies:
-------------------------------------------

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

Revenue Recognition
Research and development support revenue under the collaborative agreement with Novartis is recognized as related expenses are incurred or contractual obligations are met. Revenue from Apligraf sales is recognized upon shipment or, in certain cases, after fulfillment of firm purchase orders in accordance with the Manufacturing and Supply Agreement between the Company and Novartis. Any related royalty revenue is recognized when net sales are reported to the Company by Novartis, which generally occurs in the quarter after shipment of product. Other product revenues are recognized upon shipment. Other royalty revenue is recorded as earned. Deferred revenue arises from the difference between cash received and revenue recognized in accordance with these policies.

Research and Development Costs
All research and development costs are expensed as incurred and currently include cost of production.

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

Income Taxes
Research and development and other tax credits are recognized for financial reporting purposes when they are realized. Deferred taxes are determined based on the difference between the financial reporting and the tax bases of assets and liabilities using enacted income tax rates in effect in the years in which the differences are expected to reverse. However, the realizability of the Company's deferred tax assets is not assured as it depends upon future taxable income. Accordingly, the Company has recorded a 100% valuation allowance against these assets. Tax credits will be recorded as a reduction in income taxes when utilized.

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Common share equivalents have not been included because the effect would be antidilutive.

  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which was effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 established standards for computing and presenting earnings per share ("EPS"). This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. This Statement requires restatement of all prior period EPS data presented. The Company adopted SFAS 128 in December of 1997, which did not have a significant effect on its financial statements for the current or prior periods. There was no effect on the EPS disclosures as a result of the adoption of SFAS 128 due to the antidilutive effect of the Company's then outstanding stock options, warrants and convertible securities. For fiscal years 1996 and 1995, the net loss per common share - basic and diluted, and weighted average number of common shares outstanding were adjusted for 25% stock dividends distributed on May 2, 1997 and November 28, 1997.

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

Construction-in-Progress
At December 31, 1996, the Company had construction-in-progress of $1,902,000 due to the expansion of its current facilities. All construction-in-progress was put into service during 1997.

Stock-Based Compensation
During 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows the Company to continue to account for its stock-based compensation arrangements under the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and disclose in a footnote the pro forma effects to net loss and net loss per share assuming the fair value accounting method of SFAS 123 was adopted. Accordingly, no compensation cost has been recognized in income from stock-based employee awards.

Accounting Pronouncements
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SFAS 130 to materially effect its financial statement presentation.

Investments:
------------

The Company determines the appropriate classifications of debt securities at the time of purchase. The investments held are classified as available-for-sale and are carried at cost plus accrued interest, which approximates fair market value and, accordingly, there was no adjustment to stockholders' equity. The Company also classifies its investments in accordance with their intended use. At December 31, 1997, the intended use of all investments is to fund working capital. The Company invests its excess cash in securities that have an A or A1 rating or better with a maximum maturity of two years.

   The aggregate cost and fair market value of investments are as follows (in thousands):

                                                    December 31, 1997                   December 31, 1996
                                           --------------------------          --------------------------

                                           Amortized           Market          Amortized           Market
               Maturity                         Cost            Value               Cost            Value
---------------------------------------------------------------------------------------------------------
Less than one year:
  U.S. Government and Agency bonds            $1,307           $1,310            $ 5,119          $ 5,122
  Time deposits                                  304              304                500              500
  Corporate notes                              3,754            3,761              5,142            5,135
  Discount notes                                   -                -                 98               98
  Certificates of deposit                        197              197                989              989
Between one and two years:
  U.S. Government and Agency bonds               250              251              1,010            1,012
  Corporate notes                                  -                -              1,183            1,185
                                              ------           ------            -------          -------
Total Investments                             $5,812           $5,823            $14,041          $14,041
                                              ======           ======            =======          =======

Other Current Assets:
---------------------

During 1996, the Company loaned two officers a total of $132,000. The loans were granted interest-free and were due upon the earlier of the disposition of underlying shares acquired from the exercise of stock options held by the officers or termination of employment. At December 31, 1997, no employee loans were outstanding.

  Included in other current assets is a net receivable due from Novartis of approximately $170,000 and $127,000 as of December 31, 1997 and 1996, respectively.

Property and Equipment:
-----------------------

Property and equipment consisted of the following (in thousands):

                                                 Estimated Useful                                     December 31,
                                                                                     -----------------------------
                                                     Life (years)                         1997                1996
------------------------------------------------------------------------------------------------------------------
Equipment                                                    5-10                      $ 9,110             $ 8,458
Furniture, fixtures and office                                3-5                        1,624               1,479
 equipment
Leasehold improvements                                 Lease term                        3,746               1,572
Construction-in-progress                                                                     -               1,902
                                                                                       -------             -------
                                                                                        14,480              13,411
Less accumulated depreciation                                                            7,865               6,207
                                                                                       -------             -------
                                                                                       $ 6,615             $ 7,204
                                                                                       =======             =======

Accrued Expenses:
-----------------

Accrued expenses consisted of the following (in thousands):

                                                                                        December 31,
                                                                        ----------------------------
                                                                             1997               1996
----------------------------------------------------------------------------------------------------
Compensation and employee benefits                                         $  880             $  748
Professional services                                                         226                263
Construction costs                                                              -              1,200
Other                                                                         480                456
                                                                           ------             ------
                                                                           $1,586             $2,667
                                                                           ======             ======

Lease Obligations:
------------------

The Company occupies its current premises under a lease which expires on September 30, 2004, with three options to extend the term for an additional five years each option. This lease also allows the Company to potentially expand the rentable square footage during the lease term. The Company is responsible for taxes, insurance and operating expenses under the terms of the lease. In November 1996, the Company entered into an additional lease for warehouse and office space which expires on October 31, 1999.

  Future minimum lease payments are as follows (in thousands):

1998                                                    $  561
1999                                                       615
2000                                                       761
2001                                                       781
2002                                                       801
Thereafter                                               1,447
                                                        ------
                                                        $4,966
                                                        ======

  Rent of approximately $491,000, $394,000 and $386,000 was charged to expense during the years ended December 31, 1997, 1996 and 1995, respectively.

Income Taxes:
-------------

At December 31, 1997, the Company had federal tax net operating loss carryforwards of approximately $87,000,000, of which $4,534,000 relate to disqualifying dispositions of qualified incentive stock options and exercise of nonqualified stock options. The tax benefit of $1,813,600 related to the stock options will be credited to equity when realized. The federal net operating loss carryforwards expire beginning in 2000. At December 31, 1997, the Company had federal research and development tax credits of approximately $2,400,000, which expire beginning in 2001. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

  The approximate tax effect of each type of temporary difference and carryforward is reflected in the following table. The effective tax rate is expected to be 40% combined federal and state (in thousands):

                                                                                                    December 31,
                                                                                   -----------------------------
                                                                                       1997                 1996
----------------------------------------------------------------------------------------------------------------
Deferred tax assets and (liabilities):
    Net operating loss carryforwards                                               $ 34,975             $ 28,923
    Research and development credits and other credits                                3,373                2,242
    Depreciation                                                                       (529)                (701)
    Other                                                                             2,237                    4
                                                                                   --------             --------
    Net deferred tax asset before valuation allowance                                40,056               30,468
Valuation allowance                                                                 (40,056)             (30,468)
                                                                                   --------             --------
Net deferred asset after valuation allowance                                       $      0             $      0
                                                                                   ========             ========

  These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any. However, the realizability of the Company's deferred tax assets is not assured as it depends upon future taxable income. Accordingly, the Company has recorded a 100% valuation allowance against these assets. The Company is required to recognize all or a portion of net deferred tax assets, with corresponding increases to net income, when the Company believes, given the weight of all available evidence, that it is more likely than not that all or a portion of the benefits of net operating loss carryforwards and other credits will be realized. However, there can be no assurance that the Company will ever realize any future cash flows or benefits from these losses and tax credits.

Collaborative Agreements:
-------------------------

In January 1996, the Company and Novartis Pharma AG ("Novartis" or "related party") entered into an agreement granting Novartis exclusive global marketing rights to Apligraf. Under the agreement, Novartis is responsible for Apligraf sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the U.S. The Company supplies Novartis' global requirements for Apligraf(TM) and receives both a per unit manufacturing payment and royalty revenues on product sales. Novartis has agreed to provide the Company up to $40,000,000 in equity investments, research support and milestone payments, an increase of $2,500,000 from prior year due to the addition of a research and development support milestone. During fiscal years 1997 and 1996, the Company received $2,500,000 and $11,500,000, respectively, from Novartis. The remaining payments will be received based upon achievement of specified events.

  In March 1998, the Company received $3,750,000 from Novartis in milestone and equity payments; refer to "Stockholders' Equity" note.


  In 1995, the Company and Biomet, Inc. ("Biomet") entered into a supply arrangement under which Biomet may, but is not obligated to, purchase collagen from the Company. Revenues under this agreement are included in other income.

  In 1994, the Company signed a license agreement with Toyobo Ltd. ("Toyobo"), granting Toyobo a license to manufacture and market Testskin in Japan in exchange for royalty payments to the Company. Additionally, Toyobo may, but is not obligated to, purchase collagen and other products from the Company. Revenues under this arrangement are included in royalties and other income.

Research and Other Agreements:
------------------------------

The agreements summarized below generally are funded over a limited period.
Each agreement is reviewed at least annually and the amounts to be funded for the next period are then determined. Either party may cancel the agreement upon advance, written notice.

  In November 1997, the Company entered into a clinical research agreement with Clinical Studies Ltd. related to the conduct of a clinical trial for the treatment of pressure sores.

  In September 1996, the Company entered into a research agreement with the Children's Hospital of Boston related to graft acceptance.

  In June 1996, the Company formed a research collaboration with the Massachusetts General Hospital (MGH) related to development of a liver assist device.

  In December 1995, the Company signed a research agreement with the Brigham and Women's Hospital related to the biology of surface tissues (e.g., oral mucosa, skin appendages).

  In March 1995, the Company's subsidiary, ECM Pharma, signed a research agreement, with an option to negotiate a license, with Harvard Medical School to supplement research related to the discovery of extracellular matrix related therapeutics.

  During 1995, the Company agreed to fund certain work performed at the Connective Tissue Research Laboratory at Hebrew University.

License Agreement:
------------------

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

Stockholders' Equity:
---------------------

Preferred Stock
The Company has authorized 1,000,000 shares of Preferred Stock at December 31, 1997, of which 250,000 and 50,000 shares are designated as Series A Convertible Preferred Stock and Series B Junior Participating Preferred Stock, respectively. The 250,000 shares of Series A Convertible Preferred Stock that were previously issued were subsequently converted into 312,500 shares of Common Stock in October 1995. There were no shares of Series A Convertible Preferred Stock or Series B Junior Participating Preferred Stock issued and outstanding as of December 31, 1997 and 1996, respectively.

Subsequent Preferred Stock and Warrant Offering
The Company closed a $20 million Convertible Preferred Stock and warrant financing in March, 1998 with two institutional investors. The Series C Convertible Preferred Stock ("Series C Preferred Shares") pay no dividends and are convertible into Common Stock on a scheduled basis over the next two years based on market price at time of conversion (up to $36 per share). The Company may call for conversion under certain conditions based on continued improvement in the price of the Company's Common Stock. Conversions by the investors are subject to certain limits, no limits exist for conversions on redemption or up on a major transaction. Mandatory conversion is March 26, 2000, at which time the Company has the option to redeem any outstanding Series C Preferred Shares in cash or by issuing Common Stock. In addition, the investors received 160,000 three year warrants to purchase Common Stock at $39 per share. The warrants may be exercised at any time prior to April, 2001. The investors also have the right to receive, under certain conditions based on the Common Stock market price declining below certain levels, additional warrants to purchase an aggregate of up to 160,000 shares of Common Stock.

Common Stock
The Company has authorized 40,000,000 shares of Common Stock, of which there were 23,160,320 and 22,331,789 shares of Common Stock issued and outstanding as of December 31, 1997 and 1996, respectively.

  In April 1997, the Board of Directors declared a 25% stock dividend for stockholders of record on April 25, 1997. The stock dividend was payable on May 2, 1997 and resulted in the issuance of approximately 3,596,000 additional shares of Common Stock. In November 1997, the Board of Directors declared a second 25% stock dividend for stockholders of record on November 21, 1997. The stock dividend was payable on November 28, 1997 and resulted in the issuance of approximately 4,618,000 additional shares of Common Stock. All related data in the consolidated financial statements reflect both stock dividends for all periods presented, except for the Statements of Changes in Stockholders' Equity.

  In January 1996, the Company received proceeds from Novartis of $5,000,000 representing its first equity investment in the Company. As a result of this initial investment at $14.96 per share, Novartis held approximately 1.4% of the outstanding shares of the Company as of December 31, 1997.

  In July 1995, the Company completed a public offering of 230,000 units, at a unit price of $66.25, resulting in the Company receiving net proceeds of approximately $14,774,000. Each unit in the offering consisted of five shares of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common. On July 21, 1997, the Company gave notice of redemption with respect to all of its outstanding Common Stock Purchase Warrants issued during the July 1995 public offering. All Common Stock Purchase Warrants were exercised during 1997, resulting in the Company receiving proceeds of approximately $4,571,000.

  In August 1995, the Board of Directors declared a 25% stock dividend for stockholders of record on September 1, 1995. The stock dividend was payable on September 8, 1995 and resulted in the issuance of approximately 2,654,000 additional shares of Common Stock. All related data in the consolidated financial statements reflect both stock dividends for all periods presented, except for the Statements of Changes in Stockholders' Equity.

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

Subsequent Common Stock Issuance
In March 1998, the Company received $3,750,000 from Novartis. Of this amount, $750,000 represents a research and development support payment and $3,000,000 represents a milestone equity investment.

Stockholder Rights Plan:
------------------------

In August 1995, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one Right for each outstanding share of Common Stock to stockholders of record on September 1, 1995. After adjusting for two 25% stock dividends distributed during 1997, there is one sixty-fourth of a right for each outstanding share of Common Stock. Each Right only becomes exercisable and transferable apart from the Common Stock, at the earlier of (i) 10 days after a person or group acquires beneficial ownership of 15% or more of the Company's outstanding Common Stock (the "Stock Acquisition Date") or (ii) 10 business days following an announcement of a tender or exchange offer of 30% or more of the Company's outstanding stock.

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

Stock-Based Compensation:
-------------------------

At December 31, 1997, the Company had four stock-based compensation plans (the "Stock Option Plans"), as described below. Consistent with the optional accounting method prescribed by SFAS 123, the following are the pro forma net loss and net loss per share - basic and diluted, for the years ended December 31, 1997, 1996 and 1995, respectively, had compensation cost for the Stock Option Plans been determined based on the fair value at the grant date for grants made in 1997, 1996 and 1995 (in thousands, except share data):

                                              1997                              1996                             1995
                                              ----                              ----                             ----
                        As Reported      Pro Forma       As Reported       Pro Forma       As Reported      Pro Forma
-----------------------------------------------------------------------------------------------------------------------
Net loss                   $(19,807)      $(18,686)         $(7,499)        $(8,696)         $(12,737)      $(13,443)
Net loss per share
- basic and diluted        $  (0.87)      $  (0.82)         $ (0.34)        $ (0.40)         $  (0.65)      $  (0.69)

  The effects on 1997, 1996 and 1995 pro forma net loss and net loss per share - basic and diluted of expensing the estimated fair value of stock options may not be representative of the effects on reporting pro forma results for future years as the periods presented include only three, two and one years, respectively, of fair value expense for options granted under the Stock Option Plans and because the method prescribed by SFAS 123 has not been applied to options granted prior to January 1, 1995.

  The weighted average fair value of options granted under the Stock Option Plans was estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions may materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  The assumptions used to calculate the weighted average fair value of options granted during 1997, 1996 and 1995 are as follows:

                                                                               1997          1996          1995
---------------------------------------------------------------------------------------------------------------
Expected life for options issued to employees (years)                           5.0           6.2           6.2
Expected life for options issued to Directors and Officers (years)              7.0           7.7           7.7
Risk-free interest rate                                                         6.3%          6.2%          5.3%
Volatility                                                                     61.0%         61.0%         61.0%
Weighted average fair value per share of options granted during the           $9.91         $6.52         $5.47
 year

  In May, 1997, the Board of Directors voted to extend the term of an option for an additional five years to purchase 585,938 shares of Common Stock at an exercise price of $3.84 granted to an officer of the Company in 1987. The extension of this option requires a new measurement date for valuing the option, resulting in a non-cash compensation charge of $5,555,000 recorded in the second quarter of 1997. The option is fully exercisable and the shares have been reserved for issuance.

The Stock Option Plans:
-----------------------

In May 1995, a stock option plan was approved by the Company's shareholders
(the "1995 Plan") providing for the issuance of up to 2,343,750 shares of Common Stock options to enable the Company to attract and retain key employees and consultants. Under the 1995 Plan, the Company may grant incentive and non-qualified stock options to officers, employees, consultants and advisors to the Company. The 1995 Plan, which took effect upon the expiration of the 1986 Stock Option Plan in August 1996, is administered by the Board of Directors or its delegated Committee, which selects the individuals to whom options are granted and determines (i) the type of option to be granted; (ii) the number of shares of Common Stock covered by the option; (iii) when the option becomes exercisable; and (iv) the duration of the option which, in the case of incentive stock options, may not exceed ten years. Vesting generally occurs ratably over a five-year period beginning one year from the date of grant. No one person may be issued options to purchase more than 500,000 shares of Common Stock in any one calendar year. Stock options granted under the 1995 Plan may not be granted at an exercise price less than 100% of the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of incentive stock options granted to employees holding 10% or more of the voting stock of the Company). The aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive stock options which first become exercisable in any calendar year by an employee of the Company may not exceed $100,000.

  The Company's 1986 Stock Option Plan (the "1986 Plan") provided for the issuance of an aggregate of 3,906,250 shares of Common Stock for the granting of incentive and non-qualified stock. The 1986 Plan

PAGE>

was also administered by the Board of Directors or its delegated Committee and had substantially the same terms and conditions as described under the 1995 Plan. In August 1996, the 1986 Plan terminated and no further grants were made. All options outstanding on the termination date remain in effect.

  In 1994, a stock option plan for non-employee directors was approved by the Company's shareholders (the "1994 Director Plan"). Under the 1994 Director Plan, stock options to purchase up to 390,625 shares of the Company's Common Stock may be granted to non-employee directors of the Company. The 1994 Director Plan provides that the option price per share be at fair market value and vest ratably over a five-year period beginning one year from the date of grant.

  The 1991 Director Stock Option Plan (the "1991 Director Plan") provided for the granting of options to purchase 195,313 shares of Common Stock by non-employee directors and terminated upon the adoption of the 1994 Director Plan. The options were granted at fair market value and were immediately exercisable, subject to repurchase by the Company, at the option price, in the event the optionee ceased to be a director of the Company. This repurchase right terminates and the shares vest ratably over a five-year period beginning one year from the date of grant. All options outstanding on the termination date remain in effect.

  In 1987, the Company granted to an Officer of the Company an option to purchase 585,938 shares of Common Stock at an exercise price of $3.84 per share. The shares have been reserved for issuance and are fully vested and exercisable.

  The following table presents the combined activity of all Stock Option Plans for the years ended December 31, 1997, 1996 and 1995:

                                                         1997                  1996                  1995
                                         --------------------  --------------------  --------------------
                                                     Weighted              Weighted              Weighted
                                                      Average               Average               Average
                                                     Exercise              Exercise              Exercise
                                           Shares       Price     Shares      Price     Shares      Price
----------------------------------------------------------------------------------------------------------
 Outstanding at beginning of period      4,015,204     $ 7.49  3,222,563     $ 5.93  3,258,849      $5.25
 Granted                                   833,436      15.58  1,088,008      10.75    684,003       7.65
 Exercised                                (374,133)      7.00   (168,669)      4.49   (366,225)      4.27
 Canceled                                 (218,342)      9.37   (126,698)      7.03   (354,064)      5.80
                                         ---------     ------  ---------     ------  ---------      -----
 Outstanding at end of period            4,256,165       9.26  4,015,204       7.49  3,222,563       5.93
                                         =========     ======  =========     ======  =========      =====
 Exercisable at year end                 2,183,705     $ 6.24  1,981,097     $ 5.64  1,655,166      $5.18
                                         =========     ======  =========     ======  =========      =====

Shares available for granting
  Of options at end of period              987,906             1,715,898               383,064
                                         =========             =========             =========

  The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1997 for the Stock Option
Plans:

                                     Options Outstanding                                   Options Exercisable
                 -----------------------------------------------------------        --------------------------------


                                        Weighted Average   Weighted Average                                 Weighted
                                               Remaining           Exercise                                  Average
 Range of                     Number         Contractual              Price                   Number        Exercise
 Exercise Prices         Outstanding        Life (Years)                                 Exercisable           Price
--------------------------------------------------------------------------------------------------------------------
$ 3.072 -   4.608          1,389,722                4.8              $ 3.93                1,242,859          $ 3.89
  4.672 -   7.232            671,004                5.9                6.21                  424,866            6.01
  7.552 -  11.36           1,211,349                7.2                9.71                  476,684            9.07
  11.44 -  18.55             901,364                9.1               14.19                   39,296           12.62

  22.20 - 30.00               82,726                9.5               24.82                        0               0
                           ---------                ---              ------                ---------          ------
                           4,256,165                6.6              $ 8.51                2,183,705          $ 5.59
                           =========                ===              ======                =========          ======


The 1991 Employee Stock Purchase Plan:
--------------------------------------

Under the 1991 Employee Stock Purchase Plan (the "Purchase Plan"), a total of 292,969 shares of Common Stock are reserved for issuance (up to 48,828 shares may be issued in any one year). The Purchase Plan allows eligible employees the option to purchase Common Stock during two six month periods of each year at 85% of the lower of the fair market value of the shares at the time the option is granted or is exercised. The term of this plan will end December 31, 1999. During 1997 and 1996, the Company issued a total of 3,777 and 3,577 shares of Common Stock, respectively, under this Purchase Plan.

Employee Savings Plan:
----------------------

In 1992, the Company instituted an employee savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees with six months of service are eligible to participate. During 1997 and 1996, the Company contributed approximately $53,000 and $41,000, respectively, under this Savings Plan.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in the Company's Proxy Statement for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained under the caption "ELECTION OF DIRECTORS -Executive Compensation" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the Company's 1998 Proxy Statement under the captions, "Principal Stockholders" and "ELECTION OF DIRECTORS - Compensation of Directors; Executive Compensation; and Compensation Arrangement" in the Company's 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained under the caption "Certain Transactions" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

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

                                         Date:  March 30, 1998

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


                SIGNATURE                                      TITLE                             DATE
                ---------                                      -----                             ----
           /s/ HERBERT M. STEIN                    Chairman, Chief Executive                March 30, 1998
-----------------------------------------
             Herbert M. Stein                      Officer and Director
                                                   (Principal executive officer)

            /s/ DAVID T. ROVEE                     President, Chief Operating               March 30, 1998
-----------------------------------------
              David T. Rovee                       Officer and Director

          /s/ RICHARD S. CRESSE                    Director                                 March 30, 1998
-----------------------------------------
           Richard S. Cresse

         /s/ WILLIAM J. HOPKE                      Director                                 March 30, 1998
-----------------------------------------
           William J. Hopke

        /s/ KENNETH J. NOVACK                      Director                                 March 30, 1998
-----------------------------------------
          Kenneth J. Novack

          /s/ BJORN OLSEN                          Director                                 March 30, 1998
-----------------------------------------
            Bjorn Olsen

      /s/ MARGUERITE A. PIRET                      Director                                 March 30, 1998
-----------------------------------------
         Marguerite A. Piret

       /s/ ANTON E. SCHRAFL                        Director                                 March 30, 1998
-----------------------------------------
          Anton E. Schrafl

       /s/ DONNA L. ABELLI                         Vice President, Chief                    March 30, 1998
-----------------------------------------
         Donna L. Abelli                           Financial Officer,
                                                   Treasurer and Secretary

                                 EXHIBIT INDEX

Exhibit No.                                    Description of Exhibit
-----------                                    ----------------------
  (3)(a)           Restated Certificate of Incorporation of the Company.(1)
    (b)            Certificate of Amendment to the Restated Certificate of Incorporation of the
                   Company.(10)
    (c)            Certificate of Stock Designation, Number, Voting Powers, Preferences and Rights of
                   the Series of the Preferred Stock of Organogenesis Inc. to be Designated Series A
                   Convertible Preferred Stock.(11)
    (d)            Certificate of Designation, filed with the Secretary of State of the State of
                   Delaware on August 29, 1995. (18)
    (e)            Bylaws of the Company, as amended.(2)
    (f)            Rights Agreement, dated as of September 1, 1995, between the Company and American
                   Stock Transfer & Trust Company. (18)
    (g)            Form of Unit Warrant Agreement.(19)
    (h)            Form of Investment Agreement.(19)
  (4)(a)           Form of Warrant Agreement with respect to Warrants included as part of the Units of the Company's securities.(1)
    (b)            Notice of Redemption of the Company's Redeemable Common Stock Purchase Warrants.(3)
    (c)            Form of Stock Registration Rights Agreement, dated February 23, 1990, between the
                   Company and certain security holders.(4)
  (10)(a)          1986 Stock Option Plan of the Company, as amended.*(14)
    (b)            1991 Director Stock Option Plan of the Company.*(14)
    (c)            1991 Employee Stock Purchase Plan of the Company.*(14)
    (d)            1994 Director Stock Option Plan of the Company.*(17)
    (e)            License Agreement among the Company, Eugene Bell and Massachusetts Institute of
                   Technology dated December 16, 1985 ("MIT License Agreement").(1)
    (f)            Amendment to MIT License Agreement, dated October 22, 1986.(1)
    (g)            Second Amendment to MIT License Agreement, dated as of March 31, 1988.(8)
    (h)            Research and Supply Agreement between the Company and Eli Lilly and Company dated
                   July 1, 1987.(6)
    (i)            Research and Supply Agreement between the Company and Eli Lilly and Company dated
                   July 1, 1991.(12)
    (j)            Subscription Agreement between the Company and a purchaser of the Series A
                   Convertible Preferred Stock and 10% Subordinated Promissory Notes dated as of July
                   3, 1986, with a schedule of additional purchasers.(1)
    (k)            Indenture of Lease between Canton Commerce Center Limited Partnership and the
                   Company, dated as of July 10, 1989.(9)
    (l)            Non-Statutory Stock Option Agreement between the Company and Herbert M. Stein dated
                   April 7, 1987.*(7)
    (m)            Letter Agreement between the Company and Dr. David T. Rovee dated September 23,
                   1991.*(14)
    (n)            Agreement between Biomet, Inc. and Organogenesis Inc. dated July 27, 1993.(15)
    (o)            1995 Stock Option Plan.*(20)
    (p)            The License and Supply Agreement between the Company and Sandoz Pharma Ltd., dated as of January 17, 1996. **
    (q)            The Stock Purchase Agreement between the Company and Sandoz Pharma Ltd., dated as of
                   January 17, 1996. **
    (r)            Manufacturing and Supply Agreement between the Company and Novartis Pharma AG, dated as of August 11, 1997**

                                 EXHIBIT INDEX

Exhibit No.                                       Description of Exhibit
-----------                                       ----------------------
    (21)           Subsidiaries of the Company, filed herewith.
    (23)           Consent of Coopers & Lybrand L.L.P., filed herewith.

______________
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-9832).
(2) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1987.
(3) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed February 18, 1987.
(4) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-3 (File No. 33-33914).
(5) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 33-12761).
(6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed August 14, 1987.
(7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 30, 1988.
(8) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1989.
(9) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed April 2, 1990.
(10) Incorporated herein by reference to Exhibit 3(a) to the Company's Form 10-K, filed April 1, 1991.
(11) Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q, filed August 13, 1991.
(12) Incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q, filed November 5, 1991.
(13) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 30, 1992.
(14) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 31, 1993.
(15) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, filed August 13, 1993.
(16) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1994.
(17) Incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed April 19, 1994.
(18) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed August 29, 1995
(19) Incorporated herein by reference to the exhibits to the Company's Amended Registration Statement on Form S-3, filed July 5, 1995.
(20) Incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed April 14, 1995.

_____________
* Management contract or compensatory plan identified pursuant to Item 14(a)3. **Confidential Treatment requested.