Form 10-Q
period 1998-03-31
ORGANOGENESIS INC
filed 1998-05-13
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                             --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( x )  No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at May 4, 1998 was 29,132,335 shares.

                              ORGANOGENESIS INC.


                                     INDEX
                                     -----


                                                                                 PAGE
PART I - FINANCIAL INFORMATION                                                 NUMBER
------------------------------                                                 ------

Item 1 - Financial Statements

         Consolidated Balance Sheets
             at March 31, 1998 and December 31, 1997.........................      3

         Consolidated Statements of Operations and of Comprehensive
             Operations for the three months ended March 31, 1998 and 1997...      4

         Consolidated Statements of Cash Flows
             for the three months ended March 31, 1998 and 1997..............      5

         Notes to Consolidated Financial Statements..........................      6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................      9


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings...................................................      *

Item 2 - Changes in Securities..............................................      12

Item 3 - Defaults upon Senior Securities....................................       *

Item 4 - Submission of Matters to a Vote of Security Holders................       *

Item 5 - Other Information..................................................       *

Item 6 - Exhibits and Reports on Form 8-K...................................      12

Signatures..................................................................      13


* No information provided due to inapplicability of item

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               ORGANOGENESIS INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                                   March 31, 1998    December 31,
                                                                     (unaudited)         1997
                                                                  -----------------  -------------
ASSETS
    Current assets:
         Cash and cash equivalents                                        $ 22,578       $    333
         Investments                                                         1,450          5,812
         Other current assets                                                2,141            927
                                                                          --------       --------
                                                                            26,169          7,072
    Property and equipment -
         Less accumulated depreciation of $8,211 and $7,865                  6,445          6,615
    Other assets                                                                93             93
                                                                          --------       --------
                                                                          $ 32,707       $ 13,780
                                                                          ========       ========

LIABILITIES
    Current liabilities:
         Accounts payable                                                 $    323       $    643
         Accrued expenses                                                    1,538          1,586
                                                                          --------       --------
                                                                             1,861          2,229
    Deferred rent payable                                                       18             28

STOCKHOLDERS' EQUITY
    Preferred stock, par value $1.00; authorized 1,000,000
    shares:
      Series C Convertible Preferred; designated 200 shares;
         all issued and outstanding                                              -              -
    Common stock, par value $.01; authorized 40,000,000 shares:
         issued and outstanding 29,100,598 and 28,950,400
         shares as of March 31, 1998 and
         December 31, 1997, respectively                                       291            290
    Additional paid-in capital                                             120,390         98,219
    Accumulated deficit                                                    (89,853)       (86,986)
                                                                          --------       --------
         Total stockholders' equity                                         30,828         11,523
                                                                          --------       --------
                                                                          $ 32,707       $ 13,780
                                                                          ========       ========

       The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          OF COMPREHENSIVE OPERATIONS
                  (Unaudited, in thousands, except share data)


                                                                        For the
                                                                      Three Months
                                                                    Ended March 31,
                                                               --------------------------
                                                                   1998          1997
                                                               ------------  ------------
CONSOLIDATED STATEMENTS OF OPERATIONS

Revenues:
 Research and development support from related party           $     2,000   $         -
 Product sales to related party, royalties and other income            194            94
 Interest income                                                        72           167
                                                               -----------   -----------
 Total revenues                                                      2,266           261
                                                               -----------   -----------
Costs and Expenses:
 Research and development                                            3,912         2,990
 General and administrative                                          1,221           963
                                                               -----------   -----------
 Total costs and expenses                                            5,133         3,953
                                                               -----------   -----------
Net loss                                                       $    (2,867)  $    (3,692)
                                                               ===========   ===========
Net loss per common share  basic and diluted                         $(.10)        $(.13)
                                                               ===========   ===========
Weighted average number of common shares
  outstanding  basic and diluted                                28,957,114    27,971,578
                                                               ===========   ===========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Net loss                                                           $(2,867)      $(3,692)
Other comprehensive income (loss)                                        -             -
                                                                    -------       -------
Comprehensive net loss                                             $(2,867)      $(3,692)
                                                                    =======       =======

       The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                          For the
                                                        Three Months
                                                      Ended March 31,
                                                    --------------------
                                                      1998       1997
                                                    --------------------
Cash flows from operating activities:
  Net loss                                           $(2,867)   $(3,692)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation                                        346        312
     Issuance of stock options                             -         37
  Changes in assets and liabilities:
   Other current assets                               (1,214)        12
   Other assets                                            -         (1)
   Accounts payable                                     (320)      (548)
   Accrued expenses                                      (48)      (925)
   Deferred rent payable                                 (10)       (10)
                                                     -------    -------
Cash used in operating activities                     (4,113)    (4,815)
                                                     -------    -------
Cash flows from investing activities:
  Capital expenditures                                  (176)      (576)
  Sales/maturities of investments                      4,362      4,273
                                                     -------    -------
Cash provided by investing activities                  4,186      3,697
                                                     -------    -------
Cash flows from financing activities:
  Proceeds from sale of preferred stock, net          19,117          -
  Proceeds from sale of common stock                   3,000          -
  Proceeds from exercise of warrants                       -        139
  Proceeds from exercise of stock options                 55        748
                                                     -------    -------
Cash provided by financing activities                 22,172        887
                                                     -------    -------
Increase (decrease) in cash and cash equivalents      22,245       (231)
Cash and cash equivalents, beginning of period           333        399
                                                     -------    -------
Cash and cash equivalents, end of period             $22,578    $   168
                                                     =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


This Form 10-Q and other public filings or statements made by the Company from time to time which concern the Company's business outlook; future financial performance; anticipated profitability, revenues, expenses or capital expenditures; future funding under collaborative agreements; and statements concerning expectations as to any future events, as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this report and included in publicly available filings with the Securities and Exchange Commission, such as the Company's Annual Report on Form 10-K for the year ended December 31,1997.

1. Basis of Presentation:
   ----------------------

The accompanying unaudited consolidated financial statements of Organogenesis Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

All data in the consolidated financial statements and notes reflect a 25% stock dividend distributed on April 29, 1998. Refer to the caption "Subsequent Event" in the following notes.

2. New Accounting Pronouncement:
   -----------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature. For example, other comprehensive income may include, but are not limited to, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and, accordingly, was adopted during the first quarter of 1998. The disclosure provisions of SFAS 130 are not material to the Company's current consolidated financial presentation, however, SFAS 130 may materially affect future financial statement presentations.

3. Collaborative Agreements:
   -------------------------

In January 1996, the Company and Novartis Pharma AG ("Novartis" or "related party") entered into an agreement granting Novartis exclusive global marketing rights to Apligraf/TM/. Under the agreement, Novartis is responsible for Apligraf/TM/ sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the U.S. The Company supplies Novartis' global requirements for Apligraf/TM/ and receives both a per unit manufacturing payment and royalty revenues on product sales. Novartis has agreed to provide the Company up to $40,000,000 in equity investments, research support and milestone payments, an increase of $2,500,000 from prior year due to the addition of a research and development support milestone. In March 1998, the Company recorded $5,000,000 from Novartis. Of this amount, $2,000,000 represents research and development support and $3,000,000 represents a milestone equity investment. To date, Novartis has funded $19,000,000 of the $40,000,000 under the agreement. The remaining payments will be received based upon achievement of specified events.

4. Sale of Preferred Stock:
   ------------------------

In March, 1998, the Company completed a placement of 200 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") and warrant financing with two institutional investors at a price of $100,000 per share. Proceeds from the offering, net of placement agent fees and expenses, were approximately $19,117,000. The Series C Preferred Stock pay no dividends, have no voting rights and are convertible into Common Stock on a scheduled basis over the next two years based on market price at time of conversion (up to $28.80 per share). The Company may call for conversion under certain conditions based on continued improvement in the price of the Company's Common Stock. Conversions by the investors are subject to certain limits; no limits exist for conversions on redemption or upon a major transaction. Mandatory conversion is March 26, 2000, at which time the Company has the option to redeem any outstanding Series C Preferred Stock in cash or by issuing Common Stock. In addition, the investors received three year warrants to purchase an aggregate of 200,000 shares of Common Stock at $31.20 per share. The warrants may be exercised at any time prior to April, 2001. The investors also have the right to receive, under certain conditions based on the Common Stock market price declining below certain levels, additional warrants to purchase an aggregate of up to 200,000 shares of Common Stock.

In April, 1998, the Company filed a registration statement for 1,800,000 shares of Common Stock, which is the maximum number of shares that may be acquired relating to this transaction. All shares have been reserved for issuance.

5. Stockholders' Equity:
   ---------------------

In March 1998, the Company received $3,000,000 from Novartis, which represents a milestone equity investment for 140,620 shares of Common Stock. As a result of this equity investment and a prior equity investment made in January 1996, Novartis holds approximately 2.0% of the outstanding shares of the Company as of March 1998.

6. Other Current Assets:
   ---------------------

Included in other current assets is a receivable of approximately $1,250,000 due from Novartis which represents a recent research and development support milestone.

7. Revenue Recognition:
   --------------------

Research and development support revenue under the collaborative agreement with Novartis is recognized as related expenses are incurred or contractual obligations are met. Revenue from Apligraf/TM/ sales is recognized upon shipment or, in certain cases, after fulfillment of firm purchase orders in accordance with the Manufacturing and Supply Agreement between the Company and Novartis. Any related royalty revenue is recognized when net sales are reported to the Company by Novartis, which generally occurs in the quarter after shipment of product. Other product revenues are recognized upon shipment. Other royalty revenue is recorded as earned. Deferred revenue arises from the difference between cash received and revenue recognized in accordance with these policies.

8. Subsequent Event:
   -----------------

On April 15, 1998, the Board of Directors declared a 25% stock dividend for stockholders of record on April 22, 1998. The stock dividend was payable on April 29, 1998 and resulted in the issuance of approximately 5,826,000 additional shares of Common Stock. All related data in the consolidated financial statements and notes reflect the stock dividend for all periods presented.

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

The Premarket Approval Application ("PMA") for the Company's lead product, Apligraf/TM/, is pending at the U.S. Food and Drug Administration ("FDA") for the treatment of venous leg ulcers. On January 29, 1998, the General and Plastic Surgery Devices advisory panel to the FDA recommended unconditional approval of this PMA. Novartis has global Apligraf/TM/ marketing rights and is pursuing international marketing authorizations for the product. In August 1997, Apligraf/TM/ was commercially launched in Canada by Novartis Pharmaceuticals Canada, Inc., an affiliate of Novartis. A pivotal trial to assess the efficacy and safety of Apligraf/TM/ is underway for the treatment of diabetic ulcers and one is planned for the treatment of pressure sores. Trials have been completed in skin surgery wounds (dermatological surgery and donor site wounds) and data published; additional studies are in the process of being implemented. A clinical trial has also been completed in burn wounds, and the data from this trial were presented at a scientific conference in September.

Commercial launch of Apligraf/TM/ in Canada occurred during the middle of the third quarter of 1997. Since the Canadian launch, Novartis has implemented an education and training program to build physician awareness and experience as the first steps in establishing a long-term business base. Additionally, premarketing educational activities are underway in the U.S. and Europe. The Company expects production costs to exceed product sales for the near term due to start-up expenses and the high costs associated with low volume production. There can be no assurance that the Company will realize sufficient production volume or otherwise reduce its production costs to significantly improve gross margins.

The Company is dependent on Novartis for the successful marketing of Apligraf/TM/. There can be no assurance that Novartis will succeed with registrations and marketing of Apligraf/TM/ or that the Company will be able to meet the production demand of worldwide product commercialization.

In August, 1997, the Company's surgical repair product, GRAFTPATCH/TM/, was cleared for marketing in the U.S. under the FDA's Section 510(k) notification process. Marketing clearance has been granted for use in general surgical procedures for reinforcement of soft tissue (e.g., hernia repair). The Company's plan is to market GRAFTPATCH/TM/ through a partner. Organogenesis is meeting with appropriate companies. No assurance can be given that Organogenesis will be able to identify and/or reach agreement with a partner.

The Company is subject to risks common to entities in the biotechnology industry, including, but not limited to, development by the Company's competitors of new technologies or products that are more effective than the Company's, risks of failure of clinical trials, dependence on and retention of key personnel, protection of proprietary technology, compliance with FDA regulations and similar foreign regulatory bodies, continued availability of raw material for the Company's products, availability of sufficient product liability insurance, ability to transition from small-scale manufacturing to full-scale production of products, ability to recover the investment in property and equipment, uncertainty as to the availability of additional capital on acceptable terms, if at all, and the demand for the Company's products, if and when approved.

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

Results of Operations:
----------------------

Revenues

Total revenues for the three months ended March 31, 1998 were $2,266,000 compared to $261,000, for the same period in 1997. Revenues for the first quarter of 1998 include recognition of $2,000,000 for research and development support under the collaborative agreement with Novartis (See "Notes to Consolidated Financial Statements"). No research and development support payments were earned in the first quarter of 1997 under this agreement. Other revenues of $194,000 in 1998 represent product sales to related party, royalties, and other revenues. The increase over 1997 other revenues of $94,000 is due to supply of product to Novartis and increased sales of other products. Interest income decreased to $72,000 for 1998, compared to $167,000 in 1997.
The decrease was primarily due to the difference in funds available for investment.

Costs and Expenses

Research and development expenses were $3,912,000 for the three months ended March 31, 1998, compared to $2,990,000, for the same period in 1997. The increase was primarily due to: personnel additions, mainly in operations, and other costs related to Apligraf/TM/ expansion; the Apligraf/TM/ diabetic ulcer pivotal trial; and other activities supporting the Company's research and development programs, including the fibrillar tissue filler and liver assist device research programs. The Company expects to continue to expand Apligraf/TM/ operations and to advance the Company's product pipeline during 1998.

General and administrative expenses increased to $1,221,000 for the three months ended March 31, 1998, compared to $963,000 for the same period in 1997. The increase was due to increased professional fees and travel, primarily related to investor and public relations programs.

As a result of the net effect described above, the Company incurred a net loss of $2,867,000, or $.10 per share (basic and diluted), for the three months ended March 31, 1998, a decrease from the net loss of $3,692,000, or $.13 per share (basic and diluted), for the comparable 1997 period. The Company expects to incur additional losses as its expenditures increase due to continued expansion of its operations and research programs.

Liquidity and Capital Resources:
--------------------------------

From inception, the Company has financed its operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments and, to a lesser extent, sale of products and receipt of royalties. During the first quarter of 1998, financing activities provided additional cash and working capital to the Company from: the sale of 200 shares of Series C convertible preferred stock that generated net proceeds of approximately $19,117,000; an equity investment of $3,000,000 from Novartis; and the exercise of stock options of $55,000. Financing activities provided cash of approximately $887,000 for the first quarter of 1997, from the exercise of stock options and warrants.

At March 31, 1998, the Company had cash, cash equivalents and investments in the aggregate amount of $24,028,000 and working capital of $24,308,000, compared to $6,145,000 and $4,843,000, respectively, at March 31, 1997. Cash used in operating activities during the three months ended March 31, 1998 was $4,178,000, compared to $4,815,000 for the three months ended March 31, 1997, primarily due to financing the Company's research, development and manufacturing operations. Capital expenditures were $176,000 and $576,000 during the three months ended March 31, 1998 and 1997, respectively, primarily related to further build-out of the current facilities to support Apligraf manufacturing and the acquisition of laboratory equipment for expanded research and development programs. The Company expects to continue to utilize funds during 1998 for the expansion of Apligraf operations and for the advancement of the Company's product pipeline. The Company is also exploring adding manufacturing capacity to support the production of the Company's current and future products.
However, no assurances can be given that additional funds will be available when required on terms acceptable to the Company to support planned production or expanded operations during 1998 and beyond as discussed in the preceding forward-looking statements.

Novartis has agreed to provide the Company up to $40,000,000 in equity investments, research support and milestone payments (See "Collaborative Agreement" under the Notes to Consolidated Financial Statements), of which $5,000,000 was recorded during the first quarter of 1998, $2,500,000 was received in 1997 and $11,500,000 was received in 1996. The remaining payments will be received based upon achievement of specified events.

The Company's operations and research programs will require additional financial resources before the Company can expect to realize a net profit from product sales. Based upon its current plans, the Company believes that existing working capital together with future funds from Novartis, including product revenue, will be sufficient to finance its operations into 1999. However, this is a forward-looking statement and no assurance can be given that there will be no changes that would significantly decrease available cash before such time. Factors that may change the Company's cash requirements include: time required to obtain regulatory approvals of the Company's products in different countries, if needed, and subsequent timing of product launches; commercial acceptance when product launches occur; progress of the Company's research and development programs; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and resources the Company devotes to outside research collaborations or projects. There can be no assurances that additional funds will be available when required on terms acceptable to the Company. If adequate funds are not available, the Company may need to delay, scale back or eliminate certain of its research and development programs or license to third parties certain products or technologies that the Company would otherwise undertake itself, and there could be a material adverse effect on the Company's financial condition and results of operations.

                                 ORGANOGENESIS INC.


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Refer to the captions "Sale of Preferred Stock" and "Stockholders' Equity" under the Notes to Consolidated Financial Statements, included in Part I, Item 1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.1 Amendment 3 to Indenture of Lease between Canton Commerce Center Limited Partnership and the Company, dated as of July 10, 1989

     10.2 Addendum to the The License and Supply Agreement between the Company and Novartis Pharma Ltd., dated as of January 17, 1996. **

     27       Financial Data Schedule

              **Confidential Treatment requested.

(b) No current reports on Form 8-K were filed during the quarter ended March 31, 1998.

                              ORGANOGENESIS INC.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ORGANOGENESIS INC.
                                            (Registrant)



     Date:   May 13, 1998                   /s/ Herbert M. Stein
             ------------                   ----------------------------------
                                            Herbert M. Stein, Chairman
                                            and Chief Executive Officer
                                            (Principal Executive Officer)



     Date:   May 13, 1998                   /s/ Donna L. Abelli
             ------------                   ----------------------------------
                                            Donna L. Abelli, Vice President
                                            Finance and Administration, Chief
                                            Financial Officer, Treasurer and
                                            Secretary (Principal Financial and
                                            Accounting Officer)

                               ORGANOGENESIS INC.

                                 EXHIBIT INDEX

 Exhibit No.  Description of Exhibit
 -----------  ----------------------
     10.1     Amendment 3 to Indenture of Lease between Canton Commerce Center
              Limited Partnership and the Company, dated as of July 10, 1989

     10.2     Addendum to the The License and Supply Agreement between the
              Company and Novartis Pharma Ltd., dated as of January 17, 1996. **

     27       Financial Data Schedule

              **Confidential Treatment requested.