Form 10-Q
period 1998-06-30
ORGANOGENESIS INC
filed 1998-08-13
CIK 779733

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM  _____ TO _____

                         COMMISSION FILE NUMBER 1-9898
                                                ------


                              ORGANOGENESIS INC.
            (Exact name of registrant as specified in its charter)


        DELAWARE                                              04-2871690
        --------                                              ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification number)

  150 DAN ROAD, CANTON, MA                                       02021
  ------------------------                                       -----
(Address of principal executive offices)                      (Zip Code)



      Registrant's telephone number, including area code:  (781) 575-0775
                            ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )  No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at August 3, 1998 was 29,519,044 shares.

                              ORGANOGENESIS INC.


                                     INDEX
                                     -----

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                             NUMBER
------------------------------                                             ------

ITEM 1 - FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS
          at June 30, 1998 and December 31, 1997............................   3

     Consolidated Statements of Operations and of Comprehensive Operations
          for the three and six months ended June 30, 1998 and 1997.........   4

     Consolidated Statements of Cash Flows
          for the six months ended June 30, 1998 and 1997...................   5

     Notes to Consolidated Financial Statements.............................   6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........................  10

PART II - OTHER INFORMATION
----------------------------
Item 1 - Legal Proceedings..................................................   *

Item 2 - Changes in Securities..............................................  14

Item 3 - Defaults upon Senior Securities....................................   *

Item 4 - Submission of Matters to a Vote of Security Holders................  14

Item 5 - Other Information..................................................   *

Item 6 - Exhibits and Reports on Form 8-K...................................  14

Signatures..................................................................  16


* No information provided due to inapplicability of item

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                                    June 30, 1998    December 31,
                                                                     (unaudited)         1997
                                                                  -----------------  -------------
ASSETS
    Current assets:
         Cash and cash equivalents                                        $ 16,186       $    333
         Investments                                                        13,442          5,812
         Inventory                                                             757            488
         Other current assets                                                  879            439
                                                                          --------       --------
                                                                            31,264          7,072
    Property and equipment -
         Less accumulated depreciation of $8,565 and $7,865                  6,371          6,615
    Other assets                                                                93             93
                                                                          --------       --------
                                                                          $ 37,728       $ 13,780
                                                                          ========       ========


LIABILITIES
    Current liabilities:
         Accounts payable                                                 $    931       $    643
         Accrued expenses                                                    1,787          1,586
                                                                          --------       --------
                                                                             2,718          2,229
    Deferred rent payable                                                        7             28

STOCKHOLDERS' EQUITY
    Preferred stock, par value $1.00; authorized 1,000,000
    shares:
         Series C Convertible Preferred; designated 200 shares;
          150 shares issued and outstanding as of June 30, 1998                  -              -
    Common stock, par value $.01; authorized 40,000,000 shares:
         issued and outstanding 29,514,276 and 28,950,400
         shares as of June 30, 1998 and
         December 31, 1997, respectively                                       295            290
    Additional paid-in capital                                             124,246         98,219
    Accumulated deficit                                                    (89,538)       (86,986)
                                                                          --------       --------
         Total stockholders' equity                                         35,003         11,523
                                                                          --------       --------
                                                                          $ 37,728       $ 13,780
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

                              ORGANOGENESIS INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          OF COMPREHENSIVE OPERATIONS
                 (Unaudited, in thousands, except share data)


                                                        For the                    For the
                                                     Three Months                 Six Months
                                                    Ended June 30,              Ended June 30,
                                               -------------------------  --------------------------
                                                  1998          1997          1998          1997
                                               -----------  ------------  ------------  ------------

Revenues:
 Research and development support
   from related party                          $     4,750  $     2,500   $     6,750   $     2,500
 Product sales to related party, royalties
   and other income                                    308          206           502           300
 Interest income                                       321          102           393           269
                                               -----------  -----------   -----------   -----------
 Total revenues                                      5,379        2,808         7,645         3,069
                                               -----------  -----------   -----------   -----------

Costs and expenses:
 Research and development                            3,873        3,279         7,786         6,269
 General and administrative                          1,191          942         2,411         1,905
 Non-cash charge for stock option extension              -        5,555             -         5,555
                                               -----------  -----------   -----------   -----------
 Total costs and expenses                            5,064        9,776        10,197        13,729
                                               -----------  -----------   -----------   -----------
Net income (loss)                              $       315  $    (6,968)  $    (2,552)  $   (10,660)
                                               ===========  ===========   ===========   ===========
Net income (loss) per common share
 -basic and diluted                            $       .01  $      (.25)  $      (.09)  $      (.38)
                                               ===========  ===========   ===========   ===========

Weighted average number of common
 shares outstanding                             29,281,065   28,129,948    29,120,006    28,051,320
                                               ===========  ===========   ===========   ===========


CONSOLIDATED STATEMENTS OF
 COMPREHENSIVE OPERATIONS

Net income (loss)                              $       315  $    (6,968)  $    (2,552)  $   (10,660)
Other comprehensive income (loss)                        -            -             -             -
                                               -----------  -----------   -----------   -----------
Comprehensive net income (loss)                $       315  $    (6,968)  $    (2,552)  $   (10,660)
                                               ===========  ===========   ===========   ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                          For the
                                                        Six Months
                                                      Ended June 30,
                                                   ---------------------
                                                     1998        1997
                                                   ---------  ----------

Cash flows from operating activities:
  Net loss                                         $ (2,552)   $(10,660)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation                                       700         682
     Issuance of stock options                            -          50
     Non-cash charge for stock option extension           -       5,555
  Changes in assets and liabilities:
   Other current assets                                (709)       (167)
   Other assets                                           -          (2)
   Accounts payable                                     288        (380)
   Accrued expenses                                     201      (1,046)
   Deferred rent payable                                (21)        (21)
                                                   --------    --------
Cash used in operating activities                    (2,093)     (5,989)
                                                   --------    --------

Cash flows from investing activities:
  Capital expenditures                                 (456)       (591)
  Purchases of investments                          (14,166)     (2,000)
  Sales/maturities of investments                     6,536       7,857
                                                   --------    --------
Cash provided by (used in) investing activities      (8,086)      5,266
                                                   --------    --------

Cash flows from financing activities:
  Proceeds from sale of preferred stock, net         19,117           -
  Proceeds from sale of common stock                  6,000           -
  Proceeds from exercise of warrants                      -         139
  Proceeds from exercise of stock options               915       1,306
                                                   --------    --------
Cash provided by financing activities                26,032       1,445
                                                   --------    --------

Increase in cash and cash equivalents                15,853         722
Cash and cash equivalents, beginning of period          333         399
                                                   --------    --------

Cash and cash equivalents, end of period           $ 16,186    $  1,121
                                                   ========    ========




   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


This Form 10-Q and other public filings or statements made by the Company from time to time which concern the Company's business outlook; future financial performance; anticipated profitability, revenues, expenses or capital expenditures; future funding under collaborative agreements; future clinical or regulatory events; and statements concerning expectations as to any future events, as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Cautionary Considerations" sections in this report and included in publicly available filings with the Securities and Exchange Commission, such as the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

1.      Basis of Presentation:
        ----------------------

The accompanying unaudited consolidated financial statements of Organogenesis Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

2.      New Accounting Pronouncement:
        -----------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature. For example, other comprehensive income may include, but are not limited to, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and, accordingly, was adopted during the first quarter of 1998. The disclosure provisions of SFAS 130 are not material to the Company's current consolidated financial presentation; however, SFAS 130 may materially affect future financial statement presentations.

3.      Revenue Recognition:
        --------------------

Research and development support revenue under the collaborative agreement with Novartis is recognized as related expenses are incurred or contractual obligations are met. Revenue from Apligraf sales is recognized upon shipment or, in certain cases, after fulfillment of firm purchase orders in accordance with the Manufacturing and Supply Agreement between the Company and Novartis. Any related royalty revenue is recognized when net sales are reported to the Company by Novartis. Other product revenues are recognized upon shipment.
Other royalty revenue is recorded as earned. Deferred revenue arises from the difference between cash received and revenue recognized in accordance with these policies.

4.      Inventory:
        ----------

Inventory is stated at the lower of cost or market, cost being determined using the first-in, first-out method of accounting. Inventory consisted of the following (in thousands):

                                                                     June 30, 1998        December 31,
                                                                      (unaudited)             1997
                                                                  -------------------  ------------------
Raw Materials                                                                   $462                $ 286
Work in Process                                                                  271                  197
Finished Goods                                                                    24                    5
                                                                                ----                -----
                                                                                $757                $ 488
                                                                                ====                =====

5.    Other Current Assets:
      ---------------------

Included in other current assets at June 30, 1998 and December 31, 1997 is a receivable due from Novartis of approximately $496,000 and $190,000, respectively.

6.      Collaborative Agreements:
        -------------------------

In January 1996, the Company and Novartis Pharma AG ("Novartis" or "related party") entered into an agreement granting Novartis exclusive global marketing rights to Apligraf. Under the agreement, Novartis is responsible for Apligraf sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the U.S. The Company supplies Novartis' global requirements for Apligraf and receives both a per unit manufacturing payment and royalty revenues on product sales. Novartis has agreed to provide the Company up to $40,000,000 in equity investments, research support and milestone payments, an increase of $2,500,000 from prior year due to the addition of a research and development support milestone. The Company received $12,750,000 from Novartis during the first six months of 1998. Of this amount, $6,750,000 represents research and development milestone payments and $6,000,000 represents milestone equity investments. To date, Novartis has funded $26,750,000 of the $40,000,000 under the agreement. The remaining payments will be received based upon achievement of specified events.

7.      Preferred Stock:
        ----------------

In March 1998, the Company completed a placement of 200 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") and warrant financing with two institutional investors at a price of $100,000 per share. Proceeds from the offering, net of placement agent fees and expenses, were approximately $19,117,000. The Series C Preferred Stock pay no dividends, have no voting rights and are convertible into Common Stock on a scheduled basis over the next two years based on market price at time of conversion (up to $28.80 per share). The Company may call for conversion all or part of the shares of Series C Preferred Stock under certain conditions based on continued improvement in the price of the Company's Common Stock. Conversions by the investors are subject to certain limits; no limits exist for conversions on redemption or upon a major transaction. Mandatory conversion is March 26, 2000, at which time the Company has the option to redeem any outstanding Series C Preferred Stock in cash or by issuing Common Stock. In addition, the investors received three-year warrants to purchase an aggregate of 200,000 shares of Common Stock at $31.20 per share. The warrants may be exercised at any time prior to April 2001. Related to this placement, the Company issued a warrant to purchase an aggregate of 40,000 shares of Common Stock at $28.80 per share to the placement agent, which expires March 25, 2001. The total fair value of all warrants was estimated to be approximately $2,509,000 and is included in additional paid-in capital.

In April 1998, the Company filed a registration statement for 1,800,000 shares of Common Stock, which is the maximum number of shares that may be acquired relating to this transaction. All shares have been reserved for issuance. The Securities and Exchange Commission declared this registration statement effective on May 5, 1998.

During the second quarter of 1998, an aggregate of $5,000,000 face amount of the Series C Preferred Stock issued in March 1998 was converted into Common Stock resulting in the issuance of approximately 186,000 shares of Common Stock. This conversion was a non-cash transaction.

In July 1998, the investors exercised their right to receive additional warrants to purchase 150,000 shares of Common Stock at $17.45 per share with an expiration date of March 26, 2001. No further warrants may be issued under the Series C Preferred Stock placement.

8.      Common Stock:
        -------------

The Company received $6,000,000 from Novartis during the six months ended June 30, 1998, which represents milestone equity investments for approximately 240,000 shares of Common Stock. As a result of these equity investments and a prior equity investment made in January 1996, Novartis holds 2.2% of the outstanding shares of the Company as of June 1998.

On April 15, 1998, the Board of Directors declared a one for four stock split in the form of a stock dividend for stockholders of record on April 22, 1998. The stock dividend was payable on April 29, 1998 and resulted in the issuance of approximately 5,826,000 additional shares of Common Stock. All related data in the consolidated financial statements and notes herein are restated to reflect the stock dividend for all periods presented.

9.      Earnings per Share:
        -------------------

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in December of 1997. The adoption of SFAS 128 had no effect on the earnings per share disclosures for the three months ended June 30, 1997 and the six months ended June 30, 1998 and 1997 due to the antidilutive effect of the Company's then outstanding stock options, warrants and convertible securities.

For the three months ended June 30, 1998, the numerator used to calculate basic and diluted earnings per share was $315,000. The denominators used to calculate basic and diluted earnings per share were 29,281,065 and 34,175,020, respectively. The difference between denominators is due to the dilutive effect of the following securities: 3,989,490 shares associated with stock option plans; 850,231 shares associated with preferred stock; and 54,234 shares associated with contingent warrants. Net income per share, basic and diluted was $.01

During the three months ended June 30, 1998, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) warrants to purchase 200,000 shares of Common Stock with an exercise price of $31.20 and with an expiration date of March 26, 2001; (ii) warrants to purchase 40,000 shares of Common Stock with an exercise price of $28.80 and with an expiration date of March 25, 2001.

                              ORGANOGENESIS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:
---------

Organogenesis Inc. (the "Company) designs, develops and manufactures medical therapeutics containing living cells and/or natural connective tissue. The Company was formed to advance and apply tissue engineering to major medical needs. The Company's product development focus includes living tissue replacements, cell-based organ assist devices and other tissue-engineered products.

On May 22, 1998, the Company's lead product, Apligraf/(TM)/, was approved for the treatment of venous leg ulcers by the U.S. Food and Drug Administration ("FDA"). The Apligraf living skin construct is the only manufactured product containing living human cells to be approved for marketing in the United States. Novartis Pharmaceuticals Corporation launched Apligraf in the United
States in June 1998. Novartis Pharma AG has global Apligraf/(TM)/ marketing rights, markets Apligraf/(TM)/ in Canada and is pursuing other international registrations for the product.

Novartis' marketing strategy for Apligraf/(TM)/ is to build awareness and experience with the product among leading clinicians as first steps in establishing a long-term business base. The Company expects a gradual ramp-up in sales during the second half of 1998, increasing in 1999. The Company expects production costs to exceed product sales for the near term due to start-up expenses and the high costs associated with low volume production. There can be no assurance that the Company will realize sufficient production volume or otherwise reduce its production costs to significantly improve gross margins. The Company is dependent on Novartis for the successful marketing of Apligraf/(TM)/. There can be no assurance that Novartis will succeed with registrations and marketing of Apligraf/(TM)/ or that the Company will be able to meet the production demand of global commercialization.

An Apligraf/(TM)/ study has been completed in burns and a supplement to the Premarket Approval Application is anticipated to be submitted in second half 1998. A dermatological surgery study in donor site wounds has also been completed with data being prepared for regulatory submission. An Apligraf/(TM)/ pivotal trial is underway in diabetic ulcers, with completion of enrollment expected by year-end. In June 1998, the Company announced its initiation of a large, controlled pivotal trial in skin cancer removal to assess the cosmetic outcome of wounds treated with Apligraf/(TM)/. Initiation of a trial in pressure sores is planned for the second half of 1998. There can be no assurance that Apligraf/(TM)/ will be approved for use in these indications in a timely manner, if at all.

Another of the Company's products, Graftpatch/(TM)/, has also been cleared for marketing in the United States under the FDA's Section 510(k) notification process. Marketing clearance has been granted for its use in general surgical procedures for reinforcement of soft tissue (e.g. hernia repair). The Company's plan is to market Graftpatch/(TM)/ through a partner and is currently meeting with appropriate companies. No assurance can be given that the Company will be able to identify and/or reach agreement with an appropriate partner in a timely manner.

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

Results of Operations:
----------------------

Revenues

Total revenues were $5,379,000 and $7,645,000 for the three and six months ended June 30, 1998, compared to $2,808,000 and $3,069,000, for the same periods in 1997. Revenues for the second quarter of 1998 include recognition of $4,750,000 for research and development milestones received under the collaborative agreement with Novartis (See "Notes to Consolidated Financial Statements") versus $2,500,000 in support for the same period in 1997. Product sales to related party, royalties and other income increased to $308,000 and $502,000 for the three and six months ended June 30, 1998, compared to $206,000 and $300,000, for the same periods in 1997 due to increased supply of product to Novartis. Interest income increased to $321,000 and $393,000 for the three and six months ended June 30, 1998, compared to $102,000 and $269,000 for the same periods in 1997, primarily due to the increase in funds available for investment.

Costs and Expenses

Research and development expenses increased to $3,873,000 and $7,786,000 for the three and six months ended June 30, 1998, compared to $3,279,000 and $6,269,000, for the same periods in 1997. The increase was primarily due to our clinical trials activity, including the Apligraf/(TM)/ diabetic ulcer pivotal trial, progressing our preclinical programs, including Vitrix/(TM)/ for sub-dermal soft tissue repair, and investing in our manufacturing operations, including personnel additions. The Company expects to continue to expand Apligraf/(TM)/ manufacturing operations and to advance the Company's product pipeline during the next 12 months.

General and administrative expenses increased to $1,191,000 and $2,411,000 for the three and six months ended June 30, 1998, compared to $942,000 and $1,905,000, for the same periods in 1997. The increase was primarily due to higher outside professional services and adding to our support staff.


As a result of the net effect described, the Company had net income of $315,000, or $.01 per share, basic and diluted, and a net loss of $2,552,000, or $.09 per share, basic and diluted, for the three and six months ended June 30, 1998, respectively, compared to a net loss of $6,968,000, or $.25 per share, basic and diluted, and $10,660,000, or $.38 per share, basic and diluted, for the comparable 1997 periods. The comparable 1997 periods included a $5,555,000 non-cash charge. The Company expects to incur additional losses in 1998 as its expenditures increase due to continued expansion of its operations and research programs.

Liquidity and Capital Resources:
--------------------------------

From inception, the Company has financed its operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments and, to a lesser extent, sale of products and receipt of royalties. During the six months ended June 30, 1998, financing activities provided additional cash and working capital to the Company from: the sale of 200 shares of Series C convertible preferred stock that generated net proceeds of approximately $19,117,000; equity investments totaling $6,000,000 from Novartis; and the exercise of stock options of $915,000. Financing activities provided cash of approximately $1,445,000 during the six months ended June 30, 1997, from the exercise of stock options and warrants.

At June 30, 1998, the Company had cash, cash equivalents and investments in the aggregate amount of $29,628,000 and working capital of $28,546,000, compared to $6,145,000 and $4,843,000, respectively, at December 31, 1997. Cash used in operating activities during the six months ended June 30, 1998 was $2,093,000, compared to $5,989,000 for the six months ended June 30, 1997, primarily due to financing the Company's research, development and manufacturing operations. The Company expects operating expenditures to increase for the remaining six months of 1998 and into 1999 due to the expansion of Apligraf/(TM)/ operations and for the advancement of the Company's product pipeline.

Capital expenditures were $456,000 and $591,000 during the six months ended June 30, 1998 and 1997, respectively, primarily related to further build-out of the current facilities to support Apligraf/(TM)/ manufacturing and the acquisition of laboratory equipment for expanded research and development programs. The Company plans to spend an estimated $6,000,000 over the next twelve months to modify its current facility in the areas of Apligraf/(TM)/ manufacturing and packaging. In addition, the Company announced plans to construct a second manufacturing facility to further expand Apligraf/(TM)/ manufacturing capacity and to support the production of the Company's current and future products.

Novartis has agreed to provide the Company up to $40,000,000 in equity investments, research support and milestone payments (See "Collaborative Agreement" under the Notes to Consolidated Financial Statements), of which $12,750,000 was received during 1998, $2,500,000 in 1997 and $11,500,000 in
1996. The remaining payments will be received based upon achievement of specified events. Under the agreement, the Company supplies Novartis' global requirements for Apligraf/(TM)/ and receives revenue based on a per unit


Based upon its current plans, the Company believes that existing working capital together with future funds from Novartis, including product revenue, will be sufficient to finance its operations into 1999. However, the Company's manufacturing operations and research, clinical and capital expansion programs will require additional financial resources. Management believes that additional funds may be available through equity or debt financing, strategic alliances with corporate partners, capital lease arrangements, or other sources of financing in the future. There can be no assurances that these funds will be available when required on terms acceptable to the Company, if at all. Factors that may change the Company's cash requirements include: time required to obtain regulatory approvals of the Company's products in different countries, if needed, and subsequent timing of product launches; commercial acceptance when product launches occur; progress of the Company's research and development programs; resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies; and resources the Company devotes to outside research collaborations or projects.

Additional Cautionary Considerations:
-------------------------------------

The foregoing discussions that are not statements of current or historical fact are forward looking statements within the meaning of the Private Securities Litigation Reform act of 1995 and involve risks and uncertainties. In addition to the risks discussed above, the Company is subject to risks common to entities in the biotechnology industry, including, but not limited to, the following uncertainties: the Company's lead product, Apligraf/(TM)/, which was approved by the FDA on May 22, 1998 for the treatment of venous leg ulcers, will gain market acceptance in the United States; the Company's collaborative partner, Novartis, will be successful in marketing Apligraf/(TM)/ for the treatment of venous leg ulcers in the United States and will be successful in additional registrations outside the United States; the Company will be able to manufacture in sufficient volume and sell its products to realize a satisfactory margin; continued availability of raw material for the Company's products; availability of sufficient product liability insurance; ability to recover the investment in property and equipment; risk of failure of clinical trials for future indications of Apligraf/(TM)/ and other Company products; compliance with FDA regulations and similar foreign regulatory bodies; demand for the Company's products, if and when approved; protection of proprietary technology through patents; development by the Company's competitors of new technologies or products that are more effective than the Company's; dependence on and retention of key personnel; and availability of additional capital on acceptable terms, if at all.

                              ORGANOGENESIS INC.


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Refer to the captions "Preferred Stock" and "Common Stock" under the Notes to Consolidated Financial Statements, included in Part I, Item 1.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting for Stockholders on May 15, 1998. At the meeting, Messrs. Richard S. Cresse, Kenneth J. Novack, Bjorn R. Olsen, Ms. Marguerite A. Piret, David T. Rovee, Anton E. Schrafl and Herbert M. Stein, were re-elected as Directors. The vote with respect to each nominee is set forth below:


                                Vote For             Vote Withheld
                                --------             -------------

Mr. Cresse                     25,279,014               246,163
Mr. Novack                     25,497,110                28,066
Dr. Olsen                      25,279,595               245,581
Ms. Piret                      25,282,739               242,148
Dr. Rovee                      25,283,164               242,013
Dr. Schrafl                    25,283,029               242,148
Mr. Stein                      25,263,289               261,888

The stockholders also ratified the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the 1998 fiscal year by a vote of 25,474,916 shares for, 33,005 shares against, 17,255 shares abstaining.

ITEM 5. OTHER INFORMATION

Stockholders who wish to have their proposals presented at the 1999 Annual Meeting of Stockholders must deliver such proposals in writing to the Secretary of the Company at the principal executive office of Organogenesis in Canton, Massachusetts no later than December 4, 1998 for inclusion in the Company's proxy statement and form of proxy relating to that meeting. Stockholders who do not wish to include their proposals in such proxy statement and form of proxy but who wish to present proposals at the Company's 1999 Annual Meeting of Stockholders must notify the Secretary of the Company in writing at the Company's principal executive offices no later than February 19, 1999 in order for their proposals to be considered timely for purposes of Rule 14a-4 under the Securities Exchange Act of 1934, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

           27  Financial Data Schedule (filed with electronic submission only)

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K dated April 21, 1998 disclosing that the Board of Directors of the Company declared a 25% Common Stock dividend whereby one share of Common Stock shall be distributed on or about April 29, 1998 for each four shares of Common Stock held of record on April 22, 1998.

The Company filed a current report on Form 8-K dated May 29, 1998 disclosing a press release dated May 26, 1998 regarding the announcement that the U.S. Food and Drug Administration granted U.S. marketing approval for Apligraf for the treatment of venous leg ulcers.

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



     Date:   August 13, 1998              /s/ HERBERT M. STEIN
             ---------------              --------------------
                                          Herbert M. Stein,
                                          Chairman and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



     Date:   August 13, 1998              /s/ DONNA L. ABELLI
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