Form 10-K
period 1998-12-31
ORGANOGENESIS INC
filed 1999-03-31
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
                                _______________

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $397,799,079 based on the last reported sale price of the company's common stock on the American Stock Exchange as the close of business on March 4, 1999. There were 30,453,518 shares of common stock outstanding as of March 4, 1999, excluding treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                            Part of Form 10-K
                                                                                               into which
                                      Document                                                incorporated
                                      --------                                                ------------
Portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting
  of Stockholders..........................................................................         III

     With the exception of the portions of the Definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders expressly incorporated into this Report by reference, such document shall not be deemed filed as a part of this Annual Report on Form 10-K.

                                    PART I

          This Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include information on:

     .    Our business outlook and future financial performance;
     .    Anticipated profitability, revenues, expenses and capital
          expenditures;
     .    Future funding and expectations as to any future events; and
     . Other statements that are not historical fact and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.

     Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. The risk and other factors noted throughout this Form 10-K could cause our actual results to differ materially from the results contained in any forward-looking statements.


ITEM 1.   BUSINESS

     Organogenesis Inc. designs, develops and manufactures medical therapeutics containing living cells and/or natural connective tissue. The company was formed to advance and apply the emerging field of tissue engineering to major medical needs. Our lead product, Apligraf(R), was launched in the US - the world's largest healthcare market - in June 1998. Apligraf is the only mass-manufactured product containing living human cells to show efficacy in a controlled study and gain FDA PMA approval. Organogenesis was organized as a Delaware corporation in 1985, with principal offices located at 150 Dan Road, Canton, Massachusetts 02021. The telephone number is 781/575-0775.

     Tissue engineering and product development - We have an FDA-inspected, GMP-
     ------------------------------------------
compliant facility. We have experience manufacturing living, cellular products and make Apligraf for commercial sale. Tissue-engineered products typically include living cells and/or natural connective tissue material such as collagen. We have established expertise with both mammalian (e.g., human) cells and natural connective tissue and select our product development approach based on medical application. Our pipeline includes both cellular and acellular programs.

     Commercialization strategy - Our strategy is to commercialize products
     --------------------------
either by ourselves or through partners with an established marketing presence. For example, Novartis Pharma AG has global marketing rights to Apligraf and is responsible for sales and marketing costs (see "Collaborative and Other Agreements"). We have an active business development program related to products and technologies in our pipeline.


PRODUCTS
--------

     Our product development program includes living tissue replacements, cell-based organ assist devices and other tissue-engineered products. The following table shows products/research programs in our pipeline, potential uses and current status.

Apligraf(R) is a registered trademark of Novartis.

----------------------------------------------------------------------------------------------------
PRODUCT                       POTENTIAL INDICATION/USE           STATUS
====================================================================================================
          CELLULAR:
----------------------------------------------------------------------------------------------------
Apligraf                      Venous leg ulcers                  Pivotal trial completed and
                                                                 published; approved and
                                                                 marketed in US and Canada
----------------------------------------------------------------------------------------------------
Apligraf                      Diabetic foot ulcers               Patient enrollment completed in
                                                                 pivotal trial; trial to
                                                                 complete 5/99
----------------------------------------------------------------------------------------------------
Apligraf                      Burns                              Study completed
----------------------------------------------------------------------------------------------------
Apligraf                      Skin surgery                       Studies completed in
                                                                 dermatologic surgery and in
                                                                 donor site wounds; cosmetic
                                                                 outcome pivotal trial underway
                                                                 in dermatologic surgery
----------------------------------------------------------------------------------------------------
Apligraf                      Epidermolysis bullosa              Study underway through
                                                                 physician IDE
----------------------------------------------------------------------------------------------------
Apligraf                      Pressure sores                     Study planned
----------------------------------------------------------------------------------------------------
Vitrix(TM)                    Dermal replacement,                Expected to enter pilot trials
                              plastic/reconstructive surgery,    in 1999
                              oral surgery
----------------------------------------------------------------------------------------------------
Bioartificial liver           Bridge-to-transplant, chronic      Research & development
                              liver disease
----------------------------------------------------------------------------------------------------
Cell therapies                Diabetes                           Research & development
----------------------------------------------------------------------------------------------------
          ACELLULAR:
====================================================================================================
GraftPatch(TM)                Soft tissue reinforcement          Cleared for marketing in US
                              (e.g., hernia repair)
----------------------------------------------------------------------------------------------------
Engineered collagen fibrils   Tissue scaffold applications       Research & development
----------------------------------------------------------------------------------------------------
Vascular graft                Peripheral and coronary bypass     Research & development
----------------------------------------------------------------------------------------------------


Organogenesis also began selling TestSkin II, an in vitro testing product in December 1998.

     APLIGRAF

     Product Description -  Our most advanced product is Apligraf living skin
     -------------------
construct. Like human skin, Apligraf is living, all natural and bi-layered, with both an upper epidermal and a lower dermal layer. It contains living human skin cells - epidermal keratinocytes and dermal fibroblasts. The keratinocytes are differentiated to form the strata of the human epidermis, including the outer stratum corneum. Unlike human skin, Apligraf does not contain structures such as blood vessels, hair follicles and sweat glands.


         [Photo showing structure of Apligraf compared to Human Skin]


 Under the microscope, as shown above, Apligraf shares the appearance of skin.

     Commercialization  - Apligraf was approved for marketing by the US FDA on
     -----------------
May 22, 1998. It is approved for the treatment of venous leg ulcers. Additional potential uses include the treatment of other chronic wounds (e.g., diabetic ulcers, pressure sores) as well as acute wounds (e.g., skin surgery, burns). Novartis Pharmaceuticals Corporation markets Apligraf in the US. Novartis also markets the product in Canada, with launches expected in Europe in 1999. Novartis' initial marketing strategy is to establish Apligraf as the new standard of care for venous leg ulcers.

     Current and Potential Markets  -
     -----------------------------

          ================================================================
                       CURRENT AND POTENTIAL APLIGRAF MARKETS
          ================================================================
                                                APPROXIMATE # OF
          INDICATION                           PATIENTS/PROCEDURES
          ----------                           -------------------
          CHRONIC WOUNDS:
           Venous leg ulcers                    1,000,000 patients
            Diabetic ulcers                       600,000 patients
             Pressure sores                    2,000,000+ patients

          SKIN SURGERY WOUNDS                600,000 procedures per year

          SEVERE BURNS WOUNDS                 12,000 procedures per year
          ----------------------------------------------------------------

     Venous leg ulcers: Apligraf is approved for marketing in the US for the treatment of venous leg ulcers of greater than one month duration that have not responded to conventional therapy. Approximately one million people in the US suffer from venous leg ulcers. Over half of these patients have hard-to-heal wounds, such as long-standing ulcers, testament to the need for more effective therapies. In its pivotal trial, Apligraf was shown to heal more patients, faster, than standard care alone. Apligraf can also be cost effective: at the current US pricing of approximately $975 per unit, Apligraf can be the most cost-effective option for many venous leg ulcer patients. Apligraf is currently being reimbursed in the US on a case-by-case basis. Novartis is working to gain standardized reimbursement.

     Diabetic foot ulcers: In 1998, patient enrollment was completed in the diabetic foot ulcer pivotal trial, making Apligraf the most advanced living product in development for the treatment of diabetic ulcers in the US. Approximately 600,000 people in the US suffer from diabetic ulcers. A major medical need, these ulcers can frequently lead to amputation: 50,000 - 60,000 amputations occur among diabetics in the US each year.

     The diabetic ulcer study is a large, prospective, randomized, controlled multi-center trial comparing Apligraf with current standard care for diabetic foot ulcers. Twenty-four centers across the US are participating in the study, including nationally-renowned diabetes treatment centers. The study includes over 200 patients and is expected to yield a number of publications and presentations beginning in 1999.

     Other potential opportunities: Other potential uses for Apligraf include skin surgery and burns. Apligraf studies have been completed in dermatologic surgery, donor site wounds and in severe burns, with publications from each expected to be available in 1999. For example, in February 1999, data from the Apligraf study in burns were presented at the John A. Boswick, MD, Burn & Wound Care Symposium.

     Traditional wound studies have often focused on frequency and time to healing without regard to scarring. Based on information from previous studies, including the burn trial, in 1998 we initiated a prospective, multi-center study specifically to assess the cosmetic outcome of wounds healed with Apligraf versus standard care. This study is being conducted in wounds due to skin cancer removal, as these typically occur in cosmetically-important areas of the body.

     A widening body of clinical data on Apligraf is expected to become available as, now that the product is on the market, individual physicians and Novartis can conduct and publish their own studies. We expect to add to this body of information with a study in pressure sores planned to begin in 1999.

  We have the ability to cryopreserve or "freeze" Apligraf. Cryopreserved Apligraf can be stored essentially indefinitely while maintaining greater than 90% cell viability. In addition to the potential opportunities this provides with Apligraf, we expect that our unique, patent-protected cryopreservation technology could be beneficial in the development of our other cellular products.

     With Apligraf, we have demonstrated our ability to tap the power of living
cells and natural connective tissue.   We are applying this expertise to the
development of other potentially important products.

     VITRIX

     Vitrix is a soft tissue replacement product comprised of natural collagen and living human fibroblasts, two components of Apligraf. We plan to initiate pilot clinical trials with Vitrix in 1999.

     The impetus for Vitrix development was the medical need for a non-inflammatory product that could replace soft tissue lost or damaged through surgery, deep wounds or other injury. Examples of potential Vitrix applications include as a dermal replacement, for tissue bulking in various applications in plastic/reconstructive and general surgery and for mucosal tissue repair (e.g., periodontal procedures).

     The profile of Vitrix leverages information and processes we have already established with Apligraf. For example, all components in Vitrix are included in Apligraf. Thus, Vitrix uses component sourcing processes and safety information we have already established with Apligraf. Similarly, synergies in Vitrix manufacturing leverage Apligraf production processes and equipment.

     These synergies are expected to help reduce the cost of the Vitrix program, as well as advance Vitrix development faster, and at lower risk, than typical for many new medical products. We hold both marketing and manufacturing rights to Vitrix, providing options for commercialization strategies.


     BIOARTIFICIAL LIVER

     Each year in the US, approximately 250,000 people are hospitalized with liver insufficiency and 45,000 people die from liver failure. Currently, transplantation is the only effective means of treating liver failure. However, it is not an option for many patients, and, among the severely ill patients who do receive a liver, one in four requires a second transplant due to deteriorated health. Ironically, the liver is a highly regenerative organ. Some patients would not need a transplant if there were a simpler way to receive liver function until their own organ recovered.

     We are developing a bioartificial liver - an extracorporeal device - to provide liver function until the patient recovers or receives a liver transplant. We believe the key to an effective bioartificial liver is providing healthy, highly functional liver cells. Thus, this program leverages our proven expertise in cell procurement, culture and optimization. We have augmented our internal team with additional experts in bioartificial device design. We also have a research collaboration with the Massachusetts General Hospital to access their knowledge of bioartificial liver device design. We expect to collaborate with multiple medical institutions as the program progresses through design, development and testing stages.

     Our achievements to date include: defining the method for effective liver cell isolation; evaluation of liver cell culture procedures to achieve desired functionality; development of innovative device designs; and establishment of a small animal model of liver failure in which prototype device designs are being tested.

     While a significant scientific challenge, potential benefits of our bioartificial liver program are expected to include reducing mortality among patients awaiting a liver, improving the success rate of first transplants, reducing the overall need for liver transplantation and assisting patients not currently qualifying for transplantation.


     OTHER CELLULAR PROGRAMS

     We continue to leverage our cellular expertise to further expand and strengthen our pipeline. Examples include:

     . In December 1998, we began selling TestSkin II, a skin-like in vitro testing product for use by pharmaceutical, cosmetic, drug delivery and academic scientists and quality control professionals in product development and testing.

     . We have an early stage research program related to cell therapies, including culturing of islet cells, for the treatment of diabetes.

     VASCULAR GRAFT

     Nearly 300,000 coronary artery bypass procedures are performed in the US alone each year. Each of these bypass procedures requires an average of 3.5 grafts. Surgeons still rely on vein harvested from the patient for graft material. This is because patient vein provides a feature that has proven unobtainable with synthetics: the ability to provide critical strength while becoming populated with patient cells, thus maintaining short-term and long-term blood flow. Use of patient vein, however, has its drawbacks. The patient may not have sufficient healthy vein available for the grafts needed. Harvesting vein can greatly extend the duration and thus the cost of the procedure. It also creates a second wound site, increasing patient discomfort and the risk of complications.

     We are developing a vascular graft intended to provide the performance of patient vein with the advantage of being off-the-shelf. The graft, currently in animal studies, is designed to provide the necessary physical strength of a blood vessel while becoming converted into living tissue through inward migration of the patient's own cells. Studies done in a small animal model show that our vascular graft, implanted as an acellular collagen tube, is remodeled in the body into cellularized, living tissue.

     OTHER ACELLULAR PROGRAMS

     Our research programs have spawned two additional potential licensing opportunities - GraftPatch and engineered collagen fibrils.

     GraftPatch - GraftPatch is cleared for marketing for soft tissue
     ----------
reinforcement (e.g., hernia repair) through the FDA 510k process. Preclinical studies have indicated that GraftPatch provides mechanical strength while avoiding the formation of post-surgical adhesions. To maintain our research and manufacturing focus on more significant product opportunities, we intend to out-license GraftPatch.

     Engineered Collagen Fibrils - Collagen injections are used to provide local
     ---------------------------
tissue bulking to, for example, treat female urinary incontinence and soften wrinkles. Available products have been found to disperse after injection, limiting long-term benefit. We have proprietary technology to produce collagen fibrils or "strings". These fibrils are short enough to fit through a needle, yet long enough to intertangle and provide bulk post-injection. This technology is also considered to be a potential out-licensing opportunity. To maintain our research and manufacturing focus on more significant product opportunities, we intend to out-license our engineered collagen fibrils for tissue bulking purposes.

RISK FACTORS
------------

Our Markets Are Competitive

     We are engaged in the rapidly evolving and competitive field of tissue engineering for the treatment of skin wounds and other medical needs. Our competitors include tissue engineering companies, xenotransplant companies, wound care divisions of major pharmaceutical companies and other pharmaceutical, biotechnology and medical products companies using traditional technologies to develop products for wound care. Some of these companies have much greater resources, research and development staffs and facilities, experience in conducting clinical trials and obtaining regulatory approvals and experience in the manufacturing, marketing and distribution of products than we do. Our competitive position is based upon our ability to (1) create and maintain scientifically-advanced technology and proprietary products and processes, (2) attract and retain qualified personnel, (3) obtain patent or other protection for our products and processes, (4) obtain required government approvals on a timely basis, (5) manufacture products on a cost-effective basis and (6) successfully market products. If we are not successful in meeting these goals, our business could be hurt. Similarly, our competitors may succeed in developing technologies, products or procedures that are more effective than any that we are developing or that would render our technology and products obsolete, noncompetitive or uneconomical.

The Retention of Key Personnel Is Important to Our Competitive Position

     Because of the specialized nature of our business, our success will depend upon our ability to attract and retain highly-qualified personnel and to develop and maintain relationships with leading research institutions. The competition for those relationships and for experienced personnel amongst the biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions is intense. If we are unable to continue to attract and retain such personnel or relationships, our competitive position could be hurt.


We Rely Heavily Upon Our Patents and Proprietary Technology

     We rely upon our portfolio of patent rights, patent applications and exclusive licenses to patents and patent applications relating to living tissue products, organ assist treatments and other aspects of tissue engineering. We currently have twenty patents issued or allowed in the US, nine pan-European patents issued and six patents issued in Japan. As part of our continuing interest in protecting intellectual property rights, we have filed and are prosecuting fourteen other patent applications in the US. We also license some of our technologies under an exclusive patent license agreement with the Massachusetts Institute of Technology. The agreement with MIT covers certain US patents and corresponding patents in European and Far East countries. Pursuant to the MIT agreement, we have been granted an exclusive, worldwide license to make, use and sell the products covered by the patents and to practice the procedures covered by the patents.

     We expect to aggressively patent and protect our proprietary technologies. However, we cannot be sure that any additional patents will be issued to us as a result of our domestic or foreign patent applications or that any of our patents will withstand challenges by others. Patents issued to or licensed by us may be infringed or third parties may independently develop either the same or similar technology. Similarly, our patents may not provide us with meaningful protection from competitors, including those who may pursue patents which may prevent, limit or interfere with our products or will require licensing and the payment of significant fees or royalties by us to such third parties in order to enable us to conduct our business. We may sue or be sued by third parties regarding patents and other intellectual property rights. These suits are costly and would divert funds and management and technical resources from our operations.

     We also rely upon unpatented proprietary technology, know-how and trade secrets and seek to protect them through confidentiality agreements with employees, consultants and advisors. We request that any corporate sponsor with which we enter into a collaborative agreement do so as well. If these confidentiality agreements are breached, we may not have adequate remedies for the breach. In addition, others may independently develop or otherwise acquire substantially the same proprietary technology as our technology and trade secrets.

     We have relationships with a number of academic consultants who are not employed by us. Accordingly, we have limited control over their activities and can expect only limited amounts of their time to be dedicated to our activities. These persons may have consulting, employment or advisory arrangements with other entities that may conflict with or compete with their obligations to us. Our consultants typically sign agreements that provide for confidentiality of our proprietary information and results of studies. However, in connection with every relationship, we may not be able to maintain the confidentiality of our technology, the dissemination of which could hurt our competitive position and results of operations. To the extent that our scientific consultants develop inventions or processes independently that may be applicable to our proposed products, disputes may arise as to the ownership of the proprietary rights to such information, and we may not win those disputes.

Our Ability to Commercialize Our Products Depends Upon Our Compliance with Government Regulations

     Our present and proposed activities are subject to extensive and rigorous regulation by governmental authorities in the US and other countries. To clinically test, produce and market medical devices for human use, we must satisfy mandatory procedural and safety and efficacy requirements established by the FDA and comparable state and foreign regulatory agencies. Typically, such rules require that products be approved by the government agency as safe and effective for their intended use prior to being marketed. The approval process is expensive, time consuming and subject to unanticipated delays. Our product candidates may not be approved. In addition, our product approvals could be withdrawn for failure to comply with regulatory standards or due to unforeseen problems after the product's marketing approval.

     Testing is necessary to determine safety and efficacy before a submission may be filed with the FDA to obtain authorization to market regulated products. In addition, the FDA imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, Good Manufacturing Practices, record keeping and reporting requirements. The FDA also may require post-marketing testing and surveillance programs to monitor a product's effects. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals or could negatively affect the marketing of our existing products. If
(1) the regulatory agencies find our testing protocols to be inadequate, (2) the appropriate authorizations are not granted on a timely basis, or at all, (3) the process to obtain authorization takes longer than expected or we have insufficient funds to pursue such approvals, (4) we lose previously-received authorizations or (5) we do not comply with regulatory requirements, we would not be able to commercialize our products as planned and our operating results would be hurt.

     Medical and biopharmaceutical research and development involves the controlled use of hazardous materials, such as radioactive compounds and chemical solvents. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. In addition, we handle and dispose of human tissue. Although we believe that our safety procedures for handling these materials are adequate, if accidental contamination or injury were to occur, we could be liable for damages.

We May Be Subject to Product Liability Suits; Our Insurance May Not Be Sufficient to Cover Damages

          Our business exposes us to potential liability risks that are inherent in the testing, manufacturing, marketing and sale of medical products. The use of our products and product candidates, whether for clinical trials or commercial sale, may expose us to product liability claims or product recall and possible adverse publicity. Although we have product liability insurance coverage, the level or breadth of our coverage may not be adequate to fully cover potential liability claims. In addition, we may not be able to obtain additional product liability coverage in the future at an acceptable cost. A successful claim or series of claims brought against us in excess of our insurance coverage, and the effect of product liability litigation upon the reputation and marketability of our technology and products, together with the diversion of the attention of key personnel, could negatively affect our business.


We Must Be Able to Manufacture Our Products Successfully and Obtain Adequate Sources of Supply

          The process of manufacturing our products is complex, requiring strict adherence to manufacturing protocols. We have been producing our lead product, Apligraf, for commercial sale since the second half of 1997 in adherence with these manufacturing protocols. However, with increasing demand for Apligraf, we must further transition from small-scale to full-scale production of our products. If we do not make the full transition successfully, we will not be able to satisfy the demands for our products and our results of operations will be hurt.

          We are required to maintain a manufacturing facility in compliance with Good Manufacturing Practices. Manufacturing facilities and processes pass an inspection before the FDA issues any product licenses necessary to market medical therapeutics and are subject to continual review and periodic inspection. We may not be able to maintain the necessary regulatory approvals for our manufacturing operations or manufacture our products in a cost-effective manner. If we were unable to manufacture potential products independently or obtain or retain third party manufacturing on commercially-acceptable terms, the submission of products for final regulatory approval and initiation of marketing would be delayed. This, in turn, may cause us to be unable to commercialize product candidates as planned, on a timely basis or on a profitable basis.

          We manufacture Apligraf for commercial sale, as well as for use in clinical trials, at our Canton, Massachusetts facility. Among the fundamental raw materials needed to manufacture Apligraf are keratinocyte and fibroblast cells. Because these cells are derived from donated infant foreskin, they may contain human-borne pathogens. We perform extensive testing of the cells for pathogens, including the HIV or "AIDS" virus. Our inability to obtain cells of adequate purity, or cells that are pathogen-free, would limit our ability to manufacture sufficient quantities of our products.

          Another major material required to produce our products is collagen, a protein obtained from animal source tissue. We have developed a proprietary method of procuring our own collagen that we believe is superior in quality and strength to collagen available from commercial sources. We currently obtain animal source tissue from US suppliers only. We may not be able to obtain adequate supplies of animal source tissue to meet our future needs or on a cost-effective basis. The thermo-formed tray assembly that is used in the manufacturing process of Apligraf is available to us under a supply arrangement with only one manufacturing source. Because the FDA approval process requires manufacturers to specify their proposed materials of certain components in their applications, FDA approval of a new material would be required if a currently-approved material became unavailable from a supplier. If we are unable to obtain adequate supplies of thermo-formed tray assemblies to meet future Apligraf manufacturing needs or if we cannot obtain such assemblies on a cost-effective basis, our operations would be hurt. .

          Interruptions in our supply of materials may occur in the future or we may have to obtain substitute vendors for these materials. Any significant supply interruption would adversely affect the production of Apligraf. In addition, an uncorrected impurity or a supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could hurt our ability to manufacture products.

Our Business Is Subject to the Uncertainty of Third-Party Reimbursement and Health Care Reform Measures Which May Limit Market Acceptance

     In both domestic and foreign markets, our ability to commercialize our product candidates will depend, in part, on upon the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products. If our products are not considered cost effective, third-party payors may limit reimbursement. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If government and third-party payors do not provide adequate coverage and reimbursement levels for uses of our products, the market acceptance of our products would be limited.

     There have been a number of federal and state proposals during the last few years to subject the pricing of pharmaceuticals to government control and to make other changes to the health care system of the US. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for health care goods and services may take in response to any health care reform proposals or legislation. We cannot predict the effect health care reforms may have on our business.

We Depend Upon Strategic Relationships to Market Our Products

     We have limited experience in sales, marketing and distribution. We will need to develop long-term strategic relationships with partners, such as Novartis, that have marketing and sales forces with technical expertise and distribution capability. To the extent that we enter into such relationships, our revenues will depend upon the efforts of third parties who may or may not be successful. We may not be able to establish or maintain long-term strategic relationships, and if we do, our collaborators may not be successful in gaining market acceptance for our products. To the extent that we choose not to or are unable to negotiate or maintain collaborations, we will need more capital and resources to undertake a commercialization program at our own expense. In addition, we may encounter significant delays in introducing our products into certain markets or find that the commercialization of products in such markets may be adversely affected by the absence of collaborative agreements. We are dependent on Novartis for the successful marketing and selling of Apligraf worldwide. If Novartis does not succeed in marketing and selling Apligraf or gaining international approvals for the product or if we are unable to meet the production demand of global commercialization, our operating results will suffer.

In Order to Achieve Commercial Success, Our Products Must Gain Market Acceptance

     We manufacture and market one principal product: Apligraf. We have only recently begun to market Apligraf through Novartis and to generate revenues from the commercialization of this product. Products under development will require additional research and development efforts, including clinical testing and regulatory approval, prior to commercial use. Our potential products are subject to the risks of failure inherent in the development of medical products based on new technologies. These risks include the possibilities that:

 .  Our approach will not be successful;
 . Our potential products will be found to be unsafe, ineffective or otherwise will fail to meet applicable regulatory standards or receive necessary regulatory clearances;

 . The potential products, if safe and effective, will be difficult to develop into commercially-viable products, will be difficult to manufacture on a large scale, will be uneconomical to market, or will fail to obtain acceptance by the medical community;
 .  Proprietary rights of third parties will preclude us from marketing such products; or
 .  Third parties will market superior or equivalent products.

     Our business results would be hurt if were unable to demonstrate to the medical community the efficacy, relative safety and cost effectiveness of treating patients with our products or if our products were not accepted as alternatives to other existing or new therapies.


Our Stock Price Is Volatile

     The biotechnology sector seems particularly vulnerable to abrupt changes in investor sentiment. Stock prices of companies in the biotechnology industry, including ours, can swing dramatically, with little relationship to operating performance. Our stock price may be affected by a number of factors including, but not limited to, (1) clinical trial results and other product development events, (2) the outcome of litigation, (3) decisions relating to intellectual property rights, (4) the entrance of competitive products into our market, (5) changes in reimbursement policies or other practices related to the pharmaceutical industry or (6) other industry and market changes or trends.

COLLABORATIVE AND OTHER AGREEMENTS
----------------------------------

     In January 1996, we entered into an agreement with Novartis Pharma AG granting them exclusive global marketing rights to Apligraf. Under the agreement, Novartis is responsible for Apligraf sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the US. The agreement provides us with up to $40,000,000 in equity investments, research support and milestone payments, of which $12,750,000 was received during 1998, $2,500,000 in 1997 and $11,500,000 in 1996. The remaining payments are based upon achievement of specified events. Under the agreement, we supply Novartis' global requirements for Apligraf and receive revenue consisting of a per unit manufacturing payment and royalty on product sales.

     In late 1998, we entered into research collaborations with Estee Lauder Companies Inc. and with Novavax, Inc.

     In 1995, we entered into a supply arrangement with Biomet, Inc. under which Biomet may, but is not obligated to, purchase collagen from us. Revenues under this agreement are included in other income.

     In 1994, we signed a license agreement with Toyobo Ltd. granting Toyobo a license to manufacture and market Testskin in Japan in exchange for royalty payments. Additionally, Toyobo may, but is not obligated to, purchase collagen and other products from us. Revenues under this arrangement are included in other income.

     Additionally, we entered into an agreement effective January 1999 with the University of British Columbia that grants us an exclusive, worldwide license to use and sublicense certain UBC technology and to manufacture, distribute and sell products based on that technology.

RESEARCH AGREEMENTS
-------------------

     The research agreements summarized below generally are funded over a one or two-year period. Each agreement is reviewed at least annually and the amounts to be funded for the next period are then determined. Either party may cancel the agreement upon advance written notice. Total payments under these agreements were $648,000, $571,000 and $438,000 for 1998, 1997 and 1996, respectively.
Information regarding the date entered into, the entity that the agreement is with and the area of research or development are summarized as follows:

     .    April 1998, Medvet Science Pty. Ltd., stem cells;
     .    September 1996, Children's Hospital (Boston), graft acceptance;
     .    June 1996, Massachusetts General Hospital, bioartificial liver;
     . December 1995, Brigham and Women's Hospital, biology of surface tissues (e.g., oral mucosa, skin appendages);
     . March 1995 (contract expired without renewal in 1998), Harvard Medical School, extracellular matrix related therapeutics; and
     .    1995, Hebrew University, connective tissue.

RESEARCH AND DEVELOPMENT
------------------------

     We plan to continue to focus product development efforts on high-quality cell therapy, connective tissue and other types of tissue-engineered products for a variety of areas, including wound care, general and reconstructive surgery, liver disease and cardiovascular medicine.

     Our research and development staff consists of scientists and laboratory assistants with technical backgrounds in cell biology, matrix biology, cell culture, immunology, cryopreservation, molecular biology and clinical medicine.

     For 1998, 1997 and 1996, research and development expenses were $17,542,000, $13,854,000, and $10,647,000, respectively, which include production costs and funding of the research and other agreements noted above.

EMPLOYEES
---------

     As of March 4, 1999, we had 194 full-time employees. We have established a stock option plan providing equity incentives, an employee stock purchase plan and a 401(k) plan for all full-time employees. We believe that, through equity participation, attractive fringe benefit programs and the opportunity to contribute to the development and commercialization of new products using new technology, we will continue to be able to attract highly-qualified personnel.

SCIENTIFIC ADVISORY BOARD
-------------------------

     We have a Scientific Advisory Board composed of five physicians, professors and scientists in various fields of medicine and science. The SAB meets from time to time to advise and consult with management and our scientific staff. Each member of the SAB is expected to devote only a portion of his time to us and may have consulting or other advisory arrangements with other entities that may conflict or compete with his obligations to us. Members of the SAB have no formal duties, authority or management obligations.

ITEM 2.   PROPERTIES

     We lease approximately 70,000 square feet of space in Canton, Massachusetts at an annual average base rent of approximately $562,000, plus operating expenses. We occupy our current premises under a lease that expires on September 30, 2004. This lease has three options to extend the term for an additional five years each option. We have provided written notice to the landlord of our intent to lease all of the remaining space at this primary facility starting November 1, 1999. Taxes, insurance and operating expenses are our responsibility under the terms of the lease. We also have a second lease for warehouse and office space that expires on October 31, 1999. Additionally, in January 1999, we entered into a noncancelable operating lease for certain office equipment.

     We plan to add a second manufacturing facility to enable further expansion. We believe that current facilities will adequately support manufacturing needs and research and development activities through the end of 1999 and beyond.

ITEM 3.   LEGAL PROCEEDINGS

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the American Stock Exchange under the symbol ORG. On March 4, 1999, there were 668 shareholders of record of our common stock. The table below lists the high and low quarterly range of reported closing prices of our common stock during the past two years.

                                                                 1998                            1997
                                                     ----------------------------    ----------------------------
                                                         High            Low             High            Low
                                                     -------------  -------------    -------------  -------------
First Quarter                                         $  27   3/16     $   15 9/16    $  13   7/16    $  9   1/8
Second Quarter                                           35   3/16         19  5/8       12  13/16       8  15/16
Third Quarter                                            18  15/16          8  7/8       19    1/4      10    7/8
Fourth Quarter                                           16    3/8          9 3/16       24   1/16      18   3/16

     The amounts above have been adjusted to reflect a one-for-four stock split accounted for as a stock dividend distributed on April 29, 1998 to stockholders of record as of April 22, 1998 and two one-for-four stock splits accounted for as stock dividends distributed on November 28, 1997 and May 2, 1997 to stockholders of record as of November 21, 1997 and April 25, 1997, respectively. All related data in the consolidated financial statements reflect this stock dividend for all periods presented, except for the Statements of Changes in Stockholders' Equity. No cash dividends have been paid to date on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT SHARE DATA AND NUMBER OF EMPLOYEES)

                                                              For the Years Ended December 31,
                                 ----------------------------------------------------------------------------------------
                                         1994              1995             1996              1997              1998
                                 ----------------------------------------------------------------------------------------
Revenues                                  $    996          $    627          $ 7,527          $  3,531          $  8,997
Net Loss                                   (10,441)          (12,737)          (7,499)          (19,807)          (14,031)
Net Loss Per Common Share                    (0.46)            (0.52)           (0.27)            (0.70)            (0.48)
Working Capital                              8,407            12,886           11,256             4,843            15,541
Capital Expenditures                           463               319            3,311             1,069             2,464
Total Assets                                15,127            19,304           22,436            13,780            26,710
Stockholders' Equity                        13,949            17,798           18,478            11,523            23,239
Number of Employees                             94                97              115               137               186

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In Management's Discussion and Analysis, we explain the general financial condition and results of operations for Organogenesis Inc. As you read this MD&A, referring to our consolidated financial statements that follow may be helpful. Further information on the company, our lead product and our pipeline is contained in the "Business" section of this Form 10-K.

OVERVIEW OF ORGANOGENESIS INC.
------------------------------

     Organogenesis designs, develops and manufactures medical therapeutics containing living cells and/or natural connective tissue. The company was formed to advance and apply the emerging field of tissue engineering to major medical needs. Our product development focus includes living tissue replacements, cell-based organ assist devices and other tissue-engineered products.

OUR LEAD PRODUCT, APLIGRAF
--------------------------

     On May 22, 1998, our lead product, Apligraf living skin construct, was approved for marketing in the US. Apligraf is the only mass-manufactured product containing living human cells to be approved for marketing through the FDA PMA process. Novartis Pharmaceuticals Corporation launched Apligraf in the US in June 1998. Novartis Pharma AG has global Apligraf marketing rights and also markets Apligraf in Canada.

     Novartis' marketing strategy is to first establish Apligraf as the new standard of care for venous leg ulcers. The next potential large market for Apligraf is expected to be diabetic ulcers. Patient enrollment in the Apligraf diabetic ulcer pivotal trial was completed in November 1998; we plan to submit a PMA supplement to the FDA within the next twelve months. An Apligraf study in burns has been completed; data from this study was presented in February 1999. Two studies in skin surgery have been completed and their data has been or is expected to be published. A multicenter, controlled Apligraf pivotal trial studying the cosmetic outcome of wounds due to skin cancer removal is underway. We also plan to initiate a study in pressure sores. A study is underway for epidermolysis bullosa through an investigator-sponsored investigational device exemption.

OUR PIPELINE
------------

     Our pipeline includes Vitrix soft tissue replacement product, a bioartificial liver and a vascular graft, as well as the GraftPatch and engineered collagen fibril technology out-licensing opportunities. We have an active and expanding business development program related to our products and technologies.

RESULTS OF OPERATIONS
---------------------

     With the approval and launch of Apligraf, we began a new era of operations. We are seeing, as expected, a gradual ramp-up in sales. We expect production costs to exceed product sales for the near term due to start-up expenses and the high costs associated with low volume production. However, we expect production volume to increase.

     REVENUE

     Total revenues for fiscal years 1996, 1997 and 1998 were $7,527,000, $3,531,000 and $8,997,000, respectively. These amounts consist of:

     ----------------------------------------------------------------------------------------------------
                                                                1996            1997            1998
                                                                ----            ----            ----
     ----------------------------------------------------------------------------------------------------
     R&D support and milestone payments                        $6,500,000      $2,500,000      $6,750,000
     ----------------------------------------------------------------------------------------------------
     Product sales, royalties, and other income                $   42,000      $  529,000      $1,189,000
     ----------------------------------------------------------------------------------------------------
     Interest income                                           $  985,000      $  502,000      $1,058,000
     ----------------------------------------------------------------------------------------------------

     The year-over-year increase in product sales, royalties and other income is mainly due to sale of product to Novartis, including product to support the Canadian and US launches of Apligraf. Apligraf commercial sales for the 1998 fourth quarter increased 80% from the third quarter. We expect Apligraf commercial sales to continue to increase. Novartis expects to launch Apligraf in selected European countries in 1999. R&D support payments are recognized when earned. The year-over-year changes in interest income are primarily due to the difference in funds available for investment.

     EXPENSES

     Research and development expenses:  Our R&D expenses consist of costs
     ---------------------------------
associated with research, development, clinical, quality systems and operations. R&D expenses increased to $17,542,000 for 1998 from $13,854,000 in 1997 and $10,647,000 in 1996. The increase in 1998 was primarily due to clinical trials activity, including the Apligraf diabetic ulcer pivotal trial and non-recurring expenses related to FDA approval; progressing preclinical programs, including the Vitrix soft tissue replacement product; and investing in manufacturing operations, including personnel additions. The increase in 1997 was primarily due to personnel additions, mainly in operations and clinical research; expansion of facilities, resulting in higher non-cash depreciation charges and increased occupancy costs; and other activities supporting our research and development programs, including the Apligraf diabetic ulcer pivotal trial and the engineered collagen fibrils and bioartificial liver research programs. We expect to continue to expand Apligraf manufacturing operations and to advance our pipeline during the next 12 months. The majority of our funding continues to be used for R&D and operating activities.

     General and administrative expenses:  Our G&A expenses include the costs of
     -----------------------------------
our corporate, investor/public relations, finance, information technology and human resource functions. G&A expenses increased to $5,486,000 for 1998 from $3,929,000 in 1997 and $4,379,000 in 1996. The 1998 increase is primarily due to adding support staff and higher consulting and professional services, partially relating to regulatory-related activities that are nonrecurring. The 1997 decrease was primarily due to a reduction in the use of outside services. This decrease was partially offset by an increase in personnel costs. Additionally, in May 1997, we incurred a one-time, non-cash compensation charge of $5,555,000 relating to the extension of the term of a stock option held by an officer. We continue to manage G&A expenses at a relatively steady to decreasing percent of total expenditures and expect the growth in G&A expenses to increase at a slower rate.

                             [CHART APPEARS HERE]



     NET INCOME

     We incurred a net loss of $14,031,000, or $.48 per share - basic and diluted for 1998, compared to a net loss of $19,807,000, including the $5,555,000 non-cash charge, or $.70 per share - basic and diluted for 1997 and a net loss of $7,499,000, or $.27 per share - basic and diluted for 1996. We may incur additional losses as expenditures continue to increase due to expansion of operations and research programs.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     FUNDS USED IN OPERATIONS

     At December 31, 1998, we had cash, cash equivalents and investments in the aggregate amount of $17,841,000 and working capital of $15,541,000, compared to $6,145,000 and $4,843,000, respectively, at December 31, 1997. Cash equivalents consist of money market funds, which are highly liquid and have original maturities of less than three months. Investments consist of securities that have an A or A1 rating or better with a maximum maturity of two years. Cash used in operating activities was $11,587,000 in 1998 and $14,473,000 in 1997, primarily for financing our ongoing research, development and manufacturing operations.

     CAPITAL SPENDING

     Capital expenditures were $2,464,000 and $1,069,000 during 1998 and 1997, respectively, primarily related to further build-out of the current facilities to support Apligraf manufacturing and the acquisition of laboratory equipment for expanded research and development programs. We will continue to utilize funds during 1999 to expand our current facility in the areas of Apligraf manufacturing, quality systems labs and packaging. We also plan to add a second facility in the future to enable further expansion.

     NOVARTIS SUPPORT

     The collaborative agreement with Novartis provides us with up to $40,000,000 in equity investments, research support and milestone payments, of which $12,750,000 was received during 1998, $2,500,000 in 1997 and $11,500,000 in 1996. The remaining payments are based upon achievement of specified events. Under the agreement, we supply Novartis' global requirements for Apligraf and receive revenue consisting of a per unit manufacturing payment and royalties on product sales.

     TAXES

     At December 31, 1998, we had federal net operating loss and tax credit carryforwards of approximately $101,500,000 and $2,668,000, and state net operating loss and tax credit carryforwards of approximately $74,127,000 and $1,676,000. These losses and tax credits are available to reduce federal and state taxable income and income taxes, respectively, in future years, if any. However, the realizability of deferred tax assets is not assured as it depends upon future taxable income. Accordingly, we have recorded a 100% valuation allowance against these assets. We are required to recognize all or a portion of net deferred tax assets, with corresponding increases to net income, when we believe, given the weight of all available evidence, that it is more likely than not that all or a portion of the benefits of net operating loss carryforwards and other credits will be realized. However, there can be no assurance that we will ever realize any future cash flows or benefits from these losses and tax credits. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

     FINANCING

     From inception, we have financed our operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments, sale of products and receipt of royalties. During 1998, financing activities provided additional cash and working capital from: the sale of 200 shares of Series C convertible preferred stock that generated net proceeds of approximately $19,117,000; equity investments totaling $6,000,000 from Novartis; and the exercise of stock options of $1,021,000, partially offset by the purchase of treasury stock totaling $391,000. The repurchased stock will provide us with treasury shares for general corporate purposes. Financing activities provided cash of approximately $7,247,000 during 1997 from the exercise of stock options and warrants.

     At December 31, 1998, we had approximately 62 shares of Series C convertible preferred stock outstanding. In the event that any Series C preferred stock are outstanding on the mandatory conversion date of March 26, 2000, we have the option of redeeming any such outstanding Series C preferred stock by: (1) paying cash equal to the product of the number of Series C preferred stock outstanding multiplied by the stated value of $100,000 per share; (2) issuing common stock equal to 1.15 of the stated value divided by the average of the closing bid prices for the 20 consecutive trading days prior to the mandatory conversion date; or (3) any combination of these methods.

     On March 30, 1999, we closed a financing of $15,000,000 through the private placement of five year convertible debentures and 300,000 warrants to purchase common stock. We may raise up to approximately $5,000,000 additional under this placement. The debentures are convertible at a fixed price of $15.00 per share at any time on or after March 30, 2000. Interest on the debentures accrues at 7% annually, payable in cash, common stock (at the average trading price for the twenty trading days preceding the due date) or any combination thereof, at our option, semi-annually on September 30 and March 31 or on the date any of the principal outstanding under the notes has been converted into common stock. At our option, at any time on or after March 30, 2002, the debentures may be prepaid by conversion of the principal into common stock at the conversion price of $15, cash or any combination thereof and payment of any accrued interest as described above, provided that the average per share market value for the twenty consecutive trading days immediately preceding the date of prepayment equals or exceeds $40 per share. The notes mature on March 29, 2004 and are payable in cash. The warrants grant the right to purchase one share of common stock at the exercise price of $22.50 for each $50.00 in face value of the convertible notes at any time before March 30, 2004. We expect to register the warrants and underlying common stock for conversion of the debentures, payment of interest and exercise of the warrants.

     LIQUIDITY AND OTHER RISK FACTORS

     Based upon our current plans, we believe that the convertible debt financing completed subsequent to December 31, 1998, together with existing working capital and future funds from Novartis, including product and royalty revenue, will be sufficient to finance operations into 2000. However, this statement is forward-looking and changes may occur that would significantly decrease available cash before such time. Factors that may change our cash requirements include:

  . Time required to obtain regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;
  .  Commercial acceptance and reimbursement when product launches occur;
  . Progress of research and development programs; Resources devoted to outside research collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies; and
  .  Acquisition of a second manufacturing plant.

     Any of these events could adversely impact our capital resources, requiring us to raise additional funds. Additional funds may not be available when required on acceptable terms. If adequate funds are not available when needed, we would need to delay, scale back or eliminate certain research and development programs or license to third parties certain products or technologies that we would otherwise undertake ourselves, resulting in a potential material adverse effect on our financial condition and results of operations.

YEAR 2000
---------

     The Year 2000 issue ("Y2K") refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the year has been stored as just two digits (e. g., 98 for 1998). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to manufacture product or process transactions, send invoices or engage in similar business activities.

     STATE OF READINESS

     In order to address this situation, we conducted an assessment to identify and determine the Y2K readiness of our systems. This assessment program focused on three main functional areas, including:

  . Information technology which addresses data, phone and administrative systems;
  . Embedded chip technology which addresses manufacturing systems, laboratory instruments and plant maintenance systems with programmable logic controllers with date functions; and
  . Material suppliers, vendors and other third parties that address areas that are critical to the manufacturing process, distribution of product or other business processes.

     The task of assessment from a Y2K readiness perspective is 100% complete. Some of our systems are Y2K compliant, whereas other systems have been identified as not being Y2K compliant and remedial action is underway. Remedial plans have been developed for the remaining software and systems to bring them into Y2K compliance in time to minimize any detrimental effects on operations. In addition to the assessment of systems, key vendors, suppliers and other third parties were identified and a survey form was sent to each of these business entities to determine if their systems are Y2K compliant. We are monitoring responses as they are received. Y2K issues with our vendors, suppliers or other third parties could delay the shipment and receipt of critical supplies, potentially impacting production and operations. We are proactively addressing the Y2K issue with vendors, suppliers and other third parties to minimize risk from these external factors.

     COST OF YEAR 2000 COMPLIANCE AND CONTINGENCY PLANS

     While our Y2K project is not yet complete, we currently estimate that costs associated with the Y2K issue will be no more than $250,000, which includes the use of internal resources. Working capital will be used to fund these costs.
To date, costs consist primarily of payroll costs for existing employees, including the information technology group, which are not separately tracked, as well as certain software upgrade and training costs. However, certain aspects of the Y2K assessment are still ongoing. If we or key third parties such as suppliers and customers are not Y2K ready, there could be an adverse effect on
our business, results of operations and financial condition.    We believe that
with the implementation of the Y2K program the risk of significant interruptions of normal operations is reduced. We are developing a contingency plan to address a situation in which Y2K problems do cause an interruption in normal business activities. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

ACCOUNTING PRONOUNCEMENTS
-------------------------

     In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. We do not expect adoption of this statement to have a material effect on consolidated financial position or results of operations.

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for fiscal years beginning December 15, 1999. We do not expect adoption of this statement to have a material impact on consolidated financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ORGANOGENESIS INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Accountants.....................................................................  23
Consolidated Balance Sheets as of December 31, 1997 and 1998..........................................  24
Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998............  25
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998............  26
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996,
 1997 and 1998........................................................................................  27
Notes to Consolidated Financial Statements............................................................  28

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Organogenesis Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in stockholders' equity present fairly, in all material respects, the financial position of Organogenesis Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                           PricewaterhouseCoopers LLP

Boston, Massachusetts
March 30, 1999

                              ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                      At December 31,
                                                            ------------------------------------
                                                                  1997               1998
                                                            -----------------  -----------------
ASSETS

   Current assets:
         Cash and cash equivalents                              $    333          $   5,052
         Investments                                               5,812             12,789
         Other current assets                                        927              1,171
                                                                --------          ---------
                                                                   7,072             19,012
   Property and equipment, net                                     6,615              7,605
   Other assets                                                       93                 93
                                                                --------          ---------
                                                                $ 13,780          $  26,710
                                                                ========          =========

Liabilities
   Current liabilities:
         Accounts payable                                       $    643          $   1,036
         Accrued expenses                                          1,586              2,435
                                                                --------          ---------
                                                                   2,229              3,471
   Deferred rent payable                                              28                  -

   Commitments (see Notes)

Stockholders' Equity
   Preferred stock, par value $1.00; authorized 1,000,000 shares:
         Series C convertible preferred; designated 200 shares;
         62 shares issued and outstanding as of December 31, 1998
   Common stock, par value $.01; authorized 40,000,000 shares:
         issued and outstanding 28,950,400 and 30,479,719 shares
         as
         of December 31, 1997 and 1998, respectively                 290                305
   Additional paid-in capital                                     98,219            124,342
   Accumulated deficit                                           (86,986)          (101,017)
   Treasury stock at cost, 40,000 shares at December 31, 1998          -               (391)
                                                                --------          ---------
         Total stockholders' equity                               11,523             23,239
                                                                --------          ---------
                                                                $ 13,780          $  26,710
                                                                ========          =========

  The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                                                    For the Years Ended December 31,
                                                                ----------------------------------------
                                                                    1996          1997          1998
                                                                ------------  ------------  ------------
Revenues:
  Research and development support from related party           $     6,500   $     2,500   $     6,750
  Product sales to related party, royalties and other income             42           529         1,189
  Interest income                                                       985           502         1,058
                                                                -----------   -----------   -----------
     Total revenues                                                   7,527         3,531         8,997
                                                                -----------   -----------   -----------


Costs and Expenses:
  Research and development                                           10,647        13,854        17,542
  General and administrative                                          4,379         3,929         5,486
  Non-cash charge for stock option extension                              -         5,555             -
                                                                -----------   -----------   -----------
     Total costs and expenses                                        15,026        23,338        23,028
                                                                -----------   -----------   -----------

Net loss                                                        $    (7,499)  $   (19,807)  $   (14,031)
                                                                ===========   ===========   ===========

Net loss per common share - basic and diluted                   $      (.27)  $      (.70)  $      (.48)
                                                                ===========   ===========   ===========

Weighted average number of common shares
  outstanding - basic and diluted                                27,513,069    28,360,485    29,453,104
                                                                ===========   ===========   ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                     For the Years Ended December 31,
                                                    -----------------------------------
                                                       1996         1997        1998
                                                    -----------------------------------
Cash flows from operating activities:
  Net loss                                          $   (7,499)  $ (19,807)  $  (14,031)
  Adjustments to reconcile net loss to
   cash flows used in operating activities:
     Depreciation                                        1,049       1,658        1,474
     Issuance of stock options                              62          50            -
     Non-cash charge for stock option extension              -       5,555            -
  Changes in assets and liabilities:
   Other current assets                                   (146)       (224)        (244)
   Other assets                                             (5)         (4)           -
   Accounts payable                                        615        (577)         393
   Accrued expenses                                      1,880      (1,081)         849
   Deferred rent payable                                   (43)        (43)         (28)
                                                    ----------   ---------   ----------
Cash used in operating activities                       (4,087)    (14,473)     (11,587)

Cash flows from investing activities:
  Capital expenditures                                  (3,311)     (1,069)      (2,464)
  Purchases of investments                             (13,870)     (5,000)     (16,224)
  Sales/maturities of investments                       10,981      13,229        9,247
                                                    ----------   ---------   ----------
Cash provided by (used in) investing activities         (6,200)      7,160       (9,441)

Cash flows from financing activities:
  Proceeds from sale of preferred stock - net                -           -       19,117
  Proceeds from sale of common stock - net               5,000           -        6,000
  Proceeds from exercise of warrants                     2,316       4,571            -
  Proceeds from exercise of stock options                  801       2,676        1,021
  Purchase of treasury stock                                 -           -         (391)
                                                    ----------   ---------   ----------
Cash provided by financing activities                    8,117       7,247       25,747
                                                    ----------   ---------   ----------

Increase (decrease) in cash and cash equivalents        (2,170)        (66)       4,719
Cash and cash equivalents, beginning of year             2,569         399          333
                                                    ----------   ---------   ----------

Cash and cash equivalents, end of year              $      399   $     333   $    5,052
                                                    ==========   =========   ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
                                (In thousands)

                                                               For the Years Ended December 31, 1996, 1997 and 1998
                           -------------------------------------------------------------------------------------------------------
                            Series C Convertible                          Additional                                         Total
                                 Preferred Stock         Common Stock      Paid-in     Accumulated    Treasury Stock  Stockholders'
                            --------------------      ------------------                             ----------------
                            Shares        Amount       Shares    Amount    Capital       Deficit      Shares  Amount        Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995       -             -      13,732     $   137  $  77,341    $ (59,680)          -       -   $  17,798
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common
  stock upon exercise
  of stock options and
  in connection with
  employee stock
  purchase plan                                          112           1        800                                          801
Issuance of common
 stock upon exercise
 of warrants                                             234           3      2,313                                        2,316
Sale of common stock to
 related party                                           214           2      4,998                                        5,000
Issuance of stock options                                                        62                                           62
Net loss                                                                                  (7,499)                         (7,499)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996       -             -      14,292         143     85,514      (67,179)          -       -      18,478
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common
  stock upon exercise
  of stock options and
  in connection with
  employee stock
  purchase plan                                          297           3      2,673                                        2,676
Issuance of common
 stock upon exercise
 of warrants                                             357           4      4,567                                        4,571
Two, one-for-four
  common stock dividends                               8,214          82        (82)                                           -
Issuance of stock options                                                        50                                           50
Non-cash charge for stock
  option extension                                                            5,555                                        5,555
Net loss                                                                                 (19,807)                        (19,807)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997       -             -      23,160         232     98,277      (86,986)          -       -      11,523
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common
  stock upon exercise
  of stock options and
  in connection with
  employee stock
  purchase plan                                          146           2      1,019                                        1,021
One-for-four
  common stock dividend                                5,826          58        (58)                                           -
Sale of preferred stock - net    -             -                             19,117                                       19,117
Conversion of preferred stock    -             -       1,136          11        (11)                                           -
Sale of common stock to
  related party                                          212           2      5,998                                        6,000
Purchase of treasury stock                                                                                40    (391)       (391)
Net loss                                                                                 (14,031)                        (14,031)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998       -             -      30,480     $   305  $ 124,342    $(101,017)         40  $ (391)  $  23,239
----------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS
-------------------

     Organogenesis designs, develops and manufactures medical therapeutics containing living cells and/or natural connective tissue. The company was formed to advance and apply the emerging field of tissue engineering to major medical needs. Our product development focus includes living tissue replacements, cell-based organ assist devices and other tissue-engineered products.

     On May 22, 1998, our lead product, Apligraf living skin construct, was approved for marketing in the US. Apligraf is the only mass-manufactured product containing living human cells to be approved for marketing through the FDA PMA process. Novartis Pharmaceuticals Corporation launched Apligraf in the US in June 1998. Novartis Pharma AG has global Apligraf marketing rights and also markets Apligraf in Canada.

     We have a wholly owned subsidiary, ECM Pharma/TM/, Inc. ECM Pharma was established to discover, develop and commercialize human therapeutics based on the extracellular matrix. We also have a wholly owned investment subsidiary, Dan Capital Corporation, which holds a substantial portion of our cash, cash equivalents and investments.

     We are subject to risks common to entities in the biotechnology industry, including, but not limited to, the following uncertainties:

  . Market acceptance of our products, if and when approved, and successful marketing and selling of Apligraf by Novartis;
  . FDA approval of Apligraf for other indications and successful registrations of Apligraf outside the US;
  . Risk of failure of clinical trials for future indications of Apligraf and other products;
  .  Compliance with FDA regulations and similar foreign regulatory bodies;
  . Manufacture and sale of products in sufficient volume to realize a satisfactory margin;
  .  Continued availability of raw material for products;
  .  Availability of sufficient product liability insurance;
  .  Ability to recover the investment in property and equipment;
  .  Protection of proprietary technology through patents;
  . Development by competitors of new technologies or products that are more effective than ours;
  .  Adequate third-party reimbursement for products;
  .  Dependence on and retention of key personnel;
  .  Year 2000 issues; and
  .  Availability of additional capital on acceptable terms, if at all.

     Our ultimate success is dependent upon sale of products, research and development funding under licensing agreements, our ability to raise capital and interest income on invested capital. However, our funding requirements may change depending upon numerous factors, including:

  . Time required to obtain regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;
  .  Commercial acceptance and reimbursement when product launches occur;
  .  Progress of research and development programs;
  . Resources devoted to outside research collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies; and
  .  Acquisition of a second manufacturing plant.

     While we believe that future capital composed of manufacturing payments and royalty revenue, research and development support payments and debt and equity financings will be sufficient to fund future operations, there can be no assurance that these or any additional funds will be available when required on acceptable terms. Refer to "Convertible Debt" note for debt financing subsequent to year-end.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

     PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES
     The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All intercompany activity has been eliminated. We prepare our financial statements under generally accepted accounting principles that require us to make estimates and assumptions that affect amounts reported and the related disclosures. Actual results could differ from those estimates.

     REVENUE RECOGNITION
     Research and development support revenue under the collaborative agreement with Novartis is recognized as related expenses are incurred or contractual obligations are met. Revenue from Apligraf sales is recognized upon shipment or, in certain cases, after fulfillment of firm purchase orders in accordance with the Manufacturing and Supply Agreement with Novartis. Other product revenues are recognized upon shipment. Royalty revenue is recorded as earned. Deferred revenue arises from the difference between cash received and revenue recognized in accordance with these policies.

     RESEARCH AND DEVELOPMENT COSTS
     All research and development costs are expensed as incurred and currently include costs of production.

     PATENTS
     As a result of our research and development programs, we have a proprietary portfolio of patent rights and patent applications for a number of patents in the US and abroad. Such patent rights are of significant importance to protect our products and processes. For financial reporting purposes, all costs in connection with patent rights and patent applications have been expensed as incurred.

     INCOME TAXES
     Research and development and other tax credits are recognized for financial reporting purposes when they are realized. Deferred taxes are determined based on the difference between the financial reporting and the tax bases of assets and liabilities using enacted income tax rates in effect in the years in which the differences are expected to reverse. However, the realizability of these deferred tax assets is not assured as it depends upon future taxable income. Accordingly, we have recorded a 100% valuation allowance against these assets. Tax credits will be recorded as a reduction in income taxes when utilized.

     NET LOSS PER COMMON SHARE
     Net loss per common share - basic and diluted is based on the weighted average number of common shares outstanding during each period. Potentially dilutive securities at December 31, 1998 include stock options outstanding to purchase 6,006,138 common shares, warrants to purchase 400,000 common shares and approximately 62 shares of convertible preferred stock; however, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive. For 1997 and 1996, the net loss per common share - basic and diluted and weighted average number of common shares outstanding were adjusted for a one-for-four stock split accounted for as a stock dividend distributed on April 29, 1998.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consist of cash and money market funds that are convertible into a known amount of cash and carry an insignificant risk of change in value. These investments are highly liquid and have original maturities of less than three months.

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

     CONSTRUCTION-IN-PROGRESS
     At December 31, 1996, construction-in-progress was approximately $1,902,000 due to the expansion of our facilities that was put into service during 1997.
As of December 31, 1998, construction-in-progress was approximately $933,000 relating to further build-out of our facilities for manufacturing, quality systems labs and packaging.

     STOCK-BASED COMPENSATION
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," allows us to continue to account for stock-based compensation arrangements under the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and disclose in a footnote the pro forma effects to net loss and net loss per share assuming the fair value accounting method of SFAS 123 was adopted. Accordingly, no compensation cost has been recognized in income from stock-based employee awards.

     ACCOUNTING PRONOUNCEMENTS
     In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. We do not expect adoption of this statement to have a material effect on consolidated financial position or results of operations.

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for fiscal years beginning December 15, 1999. We do not expect adoption of this statement to have a material impact on consolidated financial position or results of operations.

     RECLASSIFICATIONS
     Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 classifications. These reclassifications have no impact on financial position or results of operations.

INVESTMENTS
------------

     We determine the appropriate classifications of debt securities at the time of purchase. The investments held are classified as available-for-sale and are carried at cost plus accrued interest, which approximates fair market value and, accordingly, there was no adjustment to stockholders' equity. We also classify investments in accordance with their intended use. At December 31, 1998, the intended use of all investments is to fund working capital and plant expansion. We invest excess cash in securities that have an A or A1 rating or better with a maximum maturity of two years.

     The aggregate cost and fair market value of investments are as follows (in thousands):

                                                December 31, 1997                   December 31, 1998
                                        -----------------------------      -------------------------------
                                           Amortized           Market          Amortized            Market
               Maturity                         Cost            Value               Cost             Value
----------------------------------------------------------------------------------------------------------
Less than one year:
  US Government and Agency bonds           $  1,307          $  1,310          $  1,034         $   1,036
  Time deposits                                 304               304                 -                 -
  Corporate and other debt securities         3,754             3,761             5,019             5,019
  Certificates of deposit                       197               197               693               693
Between one and two years:
  US Government and Agency bonds                250               251             3,106             3,110
  Corporate and other debt securities             -                 -             2,937             2,957
                                           --------          --------          --------          --------
Total Investments                          $  5,812          $  5,823          $ 12,789          $ 12,815
                                           ========          ========          ========          ========

Other Current Assets
---------------------

     Included in other current assets is a net receivable due from Novartis of approximately $170,000 and $213,000 as of December 31, 1997 and 1998, respectively.

PROPERTY AND EQUIPMENT
-----------------------

     Property and equipment consisted of the following (in thousands):

                                                  Estimated Useful                                 December 31,
                                                                            -----------------------------------
                                                       Life (years)                   1997                 1998
---------------------------------------------------------------------------------------------------------------
Equipment                                                     5-10             $     9,110           $   10,235
Furniture, fixtures and office equipment                       3-5                   1,624                1,954
Leasehold improvements                                  Lease term                   3,746                3,822
Construction-in-progress                                                                 -                  933
                                                                               -----------           ----------
                                                                                    14,480               16,944
Less accumulated depreciation                                                       (7,865)              (9,339)
                                                                               -----------           ----------
                                                                               $     6,615           $    7,605
                                                                               ===========           ==========

ACCRUED EXPENSES
-----------------

     Accrued expenses consisted of the following (in thousands):

                                                                                            December 31,
                                                                         -------------------------------
                                                                               1997               1998
--------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                       $       880        $     1,121
Professional services                                                            226                535
Other                                                                            480                779
                                                                         -----------        -----------
                                                                         $     1,586        $     2,435
                                                                         ===========        ===========

COMMITMENTS
-----------

     Lease Obligations
     We occupy our current premises under a lease that expires on September 30, 2004. This lease has three options to extend the term for an additional five years each option. We have provided written notice to the landlord of our intent to lease all of the remaining space at this primary facility starting November 1, 1999. Taxes, insurance and operating expenses are our responsibility under the terms of the lease. We also have a second lease for warehouse and office space that expires on October 31, 1999. Additionally, in January 1999, we entered into a noncancelable operating lease for certain office equipment.

     Future minimum lease payments are as follows (in thousands):

1999                                                                   $    642
2000                                                                        798
2001                                                                        818
2002                                                                        838
2003                                                                        824
Thereafter                                                                  627
                                                                       --------
                                                                       $  4,547
                                                                       ========

     Rent of approximately $394,000, $491,000 and $562,000 was charged to expense during the years ended December 31, 1996, 1997 and 1998, respectively.

     CONSTRUCTION-IN-PROGRESS
     At December 31, 1998, we had approximately $933,000 in construction in progress relating to expansion of our main facility. Additionally, we have committed approximately $4.1 million for this build-out. The total project cost is estimated at about $5.9 million.

     SERIES C PREFERRED STOCK COMMITMENT
     At December 31, 1998, we had approximately 62 shares of Series C convertible preferred stock outstanding. In the event that any Series C preferred stock are outstanding on the mandatory conversion date of March 26, 2000, we have the option of redeeming any such outstanding Series C preferred stock by: (1) paying cash equal to the product of the number of Series C preferred stock outstanding multiplied by the stated value of $100,000 per share; (2) issuing common stock equal to 1.15 of the stated value divided by the average of the closing bid prices for the 20 consecutive trading days prior to the mandatory conversion date; or (3) any combination of these methods.

INCOME TAXES
-------------

     At December 31, 1998, we had federal and state net operating loss carryforwards of approximately $101,500,000 and $74,127,000, respectively, of which $5,577,000 relate to disqualifying dispositions of qualified incentive stock options and exercise of nonqualified stock options. The tax benefit of $2,231,000 related to the stock options will be credited to equity when realized. At December 31, 1998, we had federal and state tax credit carryforwards of approximately $2,668,000 and $1,676,000, respectively. The federal and state net operating loss carryforwards expire beginning in 2000 and 1999, respectively. The federal and state research and development tax credits expire beginning in 2001 and 2006, respectively.

     The approximate tax effect of each type of temporary difference and carryforward is reflected in the following table. The effective tax rate is expected to be 40% combined federal and state (in thousands):

                                                                                            December 31,
                                                                              --------------------------
                                                                                1997              1998
--------------------------------------------------------------------------------------------------------
Deferred tax assets and (liabilities):
    Net operating loss carryforwards                                          $   34,975    $   37,062
    Research and development credits and other credits                             3,373         3,774
    Depreciation                                                                    (529)         (349)
    Other                                                                          2,237         2,455
                                                                              ----------    ----------
Net deferred tax assets before valuation allowance                                40,056        42,942
Valuation allowance                                                              (40,056)      (42,942)
                                                                              ----------    ----------
Net deferred assets after valuation allowance                                 $        0    $        0
                                                                              ==========    ==========

     These losses and tax credits are available to reduce federal and state taxable income and income taxes, respectively, in future years, if any. The realizability of deferred tax assets is not assured as it depends upon future taxable income. Accordingly, we have recorded a 100% valuation allowance against these assets. We are required to recognize all or a portion of net deferred tax assets, with corresponding increases to net income, when we believe, given the weight of all available evidence, that it is more likely than not that all or a portion of the benefits of net operating loss carryforwards and other credits will be realized. However, there can be no assurance that we will ever realize any future cash flows or benefits from these losses and tax credits. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

COLLABORATIVE AND OTHER AGREEMENTS
-----------------------------------

     In January 1996, we entered into an agreement with Novartis Pharma AG granting them exclusive global marketing rights to Apligraf. Under the agreement, Novartis is responsible for Apligraf sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the US. The agreement provides us with up to $40,000,000 in equity investments, research support and milestone payments, of which $12,750,000 was received during 1998, $2,500,000 in 1997 and $11,500,000 in 1996. The remaining payments are based upon achievement of specified events. Under the agreement, we supply Novartis' global requirements for Apligraf and receive revenue consisting of a per unit manufacturing payment and royalties on product sales.

     In late 1998, we entered into research collaborations with Estee Lauder Companies Inc. and with Novavax, Inc.

     In 1995, we entered into a supply arrangement with Biomet, Inc. under which Biomet may, but is not obligated to, purchase collagen from us. Revenues under this agreement are included in other income.

     In 1994, we signed a license agreement with Toyobo Ltd. granting Toyobo a license to manufacture and market Testskin in Japan in exchange for royalty payments. Additionally, Toyobo may, but is not obligated to, purchase collagen and other products from us. Revenues under this arrangement are included in other income.

RESEARCH AGREEMENTS
--------------------

     The research agreements summarized below generally are funded over a one or two-year period. Each agreement is reviewed at least annually and the amounts to be funded for the next period are then determined. Either party may cancel
the agreement upon advance written notice.   Total payments under these
agreements were $648,000, $571,000 and $438,000 for 1998, 1997 and 1996,
respectively. Information regarding the date entered into, the entity that the agreement is with and the area of research or development are summarized as follows:

  .  April 1998, Medvet Science Pty. Ltd., stem cells;
  .  September 1996, Children's Hospital (Boston), graft acceptance;
  .  June 1996, Massachusetts General Hospital, bioartificial liver;
  . December 1995, Brigham and Women's Hospital, biology of surface tissues (e.g., oral mucosa, skin appendages);
  . March 1995 (contract expired without renewal in 1998), Harvard Medical School, extracellular matrix related therapeutics; and
  .  1995, Hebrew University, connective tissue.

LICENSE AGREEMENT
------------------

     Certain of our technologies are licensed under an exclusive patent license agreement with the Massachusetts Institute of Technology. The agreement with MIT covers certain US patents and corresponding patents in European and Far East countries. Pursuant to the MIT agreement, we have been granted an exclusive, worldwide license to make, use and sell the products covered by the patents and to practice the procedures covered by the patents. The MIT agreement requires us to pay to MIT a royalty on the cumulative net sales of licensed products ranging from 3% to 4.5% of annual sales.

     Additionally, we entered into an agreement effective January 1999 with the University of British Columbia that grants us an exclusive, worldwide license to use and sublicense certain UBC technology and to manufacture, distribute and sell products based on that technology.

CONVERTIBLE DEBT
-----------------

     On March 30, 1999, we closed a financing of $15,000,000 through the private placement of five year convertible debentures and 300,000 warrants to purchase common stock. We may raise up to approximately $5,000,000 additional under this placement. The debentures are convertible at a fixed price of $15.00 per share any any time on or after March 30, 2000. Interest on the debentures accrues at 7% annually, payable in cash, common stock (at the average trading price for the twenty trading days preceding the due date) or any combination thereof, at our option, semi-annually on September 30 and March 31 or on the date any of the principal outstanding under the notes has been converted into common stock. At our option, at any time on or after March 30, 2002, the debentures may be prepaid by conversion of the principal into common stock at the conversion price of $15, cash or any combination thereof and payment of any accrued interest as described above, provided that the average per share market value for the twenty consecutive trading days immediately preceding the date of prepayment equals or exceeds $40 per share. The notes mature on March 29, 2004 and are payable in cash. The warrants grant the right to purchase one share of common stock at the exercise price of $22.50 for each $50.00 in face value of the convertible notes at any time before March 30, 2004. We expect to register the warrants and underlying common stock for conversion of the debentures, payment of interest and exercise of the warrants.

STOCKHOLDERS' EQUITY
---------------------

     PREFERRED STOCK
     We have authorized 1,000,000 shares of preferred stock at December 31, 1998, comprised of the following designations:

  .  250,000 shares Series A convertible preferred stock;
  .  50,000 shares Series B Junior participating preferred stock;
  . 200 shares Series C convertible preferred stock; and . 699,800 shares authorized and unissued.

     The Series A convertible preferred stock that was previously issued was subsequently converted into 312,500 shares of common stock in October 1995. No shares of Series A or Series B preferred stock were issued and outstanding as of December 31, 1996, 1997 and 1998.

     In March 1998, we completed a placement of 200 shares of Series C convertible preferred stock and warrant financing with two institutional investors at a price of $100,000 per share. Proceeds from the offering, net of placement agent fees and expenses, were approximately $19,117,000. The Series C preferred stock pay no dividends, have no voting rights, and are convertible into common stock on a scheduled basis over two years based on market price at time of conversion (up to $28.80 per share). We may call for conversion of all or part of the shares of Series C preferred stock under certain conditions based on continued improvement in the price of our common stock. Conversions by the investors are subject to certain limits; no limits exist for conversions on redemption or upon a major transaction. Mandatory conversion is March 26, 2000, at which time we have the option to redeem any outstanding Series C preferred shares in cash or by issuing common stock. In addition, the investors received three-year warrants to purchase an aggregate of 200,000 shares of common stock at $31.20 per share. The warrants may be exercised at any time prior to April 2001. In July 1998, the investors exercised their right to receive additional warrants to purchase 150,000 shares of common stock at $17.45 per share with an expiration date of March 26, 2001. We also issued a warrant to purchase an aggregate of 50,000 shares of common stock at $28.80 per share to the placement agent that expires March 25, 2001. The total fair value of all warrants was estimated to be approximately $2,509,000 and is included in additional paid-in capital. No further warrants may be issued under the Series C preferred stock placement.

     In April 1998, we filed a registration statement for 1,800,000 shares of common stock, the maximum number of shares that may be acquired relating to this transaction; except for mandatory conversion where the common share limit does not apply. All shares have been reserved for issuance. The SEC declared this registration statement effective in May 1998.

     In May, September and November 1998, an aggregate of $13,800,000 face amount of the Series C preferred stock was converted into common stock resulting in the issuance of approximately 1,136,000 shares of common stock. These conversions are non-cash transactions.

     COMMON STOCK

     We have authorized 40,000,000 shares of common stock, of which there were 28,950,400 and 30,479,719 shares issued and outstanding as of December 31, 1997 and 1998, respectively.

     The following one-for-four stock splits accounted for as stock dividends were declared by the Board of Directors during the past three years:

       Stock Dividend              Record Date             Payable Date         Common Shares Issued
       --------------              -----------             ------------         --------------------
                  25%           April 22, 1998           April 29, 1998                    5,826,000
                  25%        November 21, 1997        November 28, 1997                    4,618,000
                  25%           April 25, 1997              May 2, 1997                    3,596,000

     All related share and per share data in the consolidated financial statements reflect all stock dividends for all periods presented, except for the Statements of Changes in Stockholders' Equity.

     We received $6,000,000 from Novartis in 1998 relating to milestone equity investments for approximately 212,000 shares of common stock. As a result of these equity investments and a prior equity investment of $5,000,000 made in January 1996, Novartis holds approximately 2.2% of outstanding shares as of December 31, 1998.

     In July 1995, we completed a public offering of 230,000 units, at a unit price of $66.25, resulting in net proceeds of approximately $14,774,000. Each unit in the offering consisted of five shares of common stock and one common stock purchase warrant to purchase one share of common stock. On July 21, 1997, we gave notice of redemption with respect to all outstanding common stock purchase warrants issued. All common stock purchase warrants were exercised during 1997 for 357,000 shares of common stock, resulting in proceeds of approximately $4,571,000.

     In November 1991, we completed a public offering of 1,650,000 shares of common stock. This offering resulted in net proceeds of approximately $36,144,000. In connection with this offering, the underwriter was issued a warrant to purchase 187,500 shares of common stock, exercisable at any time during a four-year period. During 1996, these warrants were exercised for 187,500 shares of common stock resulting in proceeds of approximately $1,828,000.

     In April 1991, we received net proceeds of approximately $924,000 from the sale of 125,000 shares of common stock and warrants to purchase common stock exercisable at any time during a five-year period. The warrants allowed for the purchase of 31,250 shares of common stock at $9.60 per share and 15,625 shares at $12.00 per share. During 1996, these warrants were exercised for 46,875 shares of common stock, resulting in proceeds of $488,000.

TREASURY STOCK
--------------

     In September 1998, the Board of Directors authorized a common stock repurchase program. Repurchases are allowed through open-market transactions for up to 500,000 shares that will provide us with treasury shares for general corporate purposes. At December 31, 1998, we had repurchased 40,000 shares of common stock for an aggregate purchase price of $391,000. The stock repurchase program may be discontinued at any time.

STOCKHOLDER RIGHTS PLAN
------------------------

     In August 1995, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one right for each outstanding share of common stock to stockholders of record on September 1, 1995. After adjusting for two one-for-four stock dividends distributed during 1997 and one one-for-four stock dividend distributed during 1998, there is approximately .51 of a right for each outstanding share of common stock. Each right only becomes exercisable and transferable apart from the common stock at the earlier of: (1) ten days after a person or group acquires beneficial ownership of 15% or more of outstanding common stock; or (2) ten business days following an announcement of a tender or exchange offer of 30% or more of outstanding stock.

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

     The rights may be redeemed for $0.01 per right at any time until the tenth day following the stock acquisition date. The rights will expire on September 1, 2005.

STOCK-BASED COMPENSATION
-------------------------

     At December 31, 1998, we had four stock-based compensation plans (collectively, Stock Option Plans), as described below. Consistent with the optional disclosure method prescribed by SFAS 123, the following are the pro forma net loss and net loss per common share - basic and diluted for the years ended December 31, 1996, 1997 and 1998, respectively, had compensation cost for the Stock Option Plans been determined based on the fair value at the grant date for grants made in 1996, 1997 and 1998 (in thousands, except share data):

                                               1996                      1997                      1998
                           ------------------------  ------------------------  ------------------------
                           As Reported   Pro Forma   As Reported   Pro Forma   As Reported   Pro Forma
------------------------------------------------------------------------------------------------------
Net loss                   $  (7,499)    $  (8,696)  $   (19,807)  $  (18,686) $  (14,031)   $ (17,985)
Net loss per common
share - basic and diluted  $   (0.27)    $   (0.32)  $     (0.70)  $    (0.66) $    (0.48)   $   (0.61)

     The effects on 1996, 1997 and 1998 pro forma net loss and net loss per common share - basic and diluted of expensing the estimated fair value of stock options may not be representative of the effects on reporting pro forma results for future years as the periods presented include only two, three and four years, respectively, of fair value expense for options granted under the Stock Option Plans because the method prescribed by SFAS 123 has not been applied to options granted prior to January 1, 1995.

     The weighted average fair value of options granted under the Stock Option Plans was estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions may materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

     The assumptions used to calculate the weighted average fair value of options granted during 1996, 1997 and 1998 are as follows:

                                                                                       1996         1997          1998
-------------------------------------------------------------------------------------------------------------------------
Assumed life for options issued to employees (years)                                     6.2           5.0          5.0
Assumed life for options issued to directors and officers (years)                        7.7           7.0          7.0
Risk-free interest rate                                                                  6.2%          6.3%         5.3%
Volatility                                                                              61.0%         61.0%        65.0%
Dividend yield                                                                            -             -            -
Weighted average fair value per common share of options granted during the year       $ 5.36        $ 7.85      $ 14.48

     In May 1997, the Board of Directors voted to extend the term of an option granted to an officer in 1987 for an additional five years. The option allows for the purchase of 732,423 shares of common stock at an exercise price of $3.072. The extension of this option requires a new measurement date for valuing the option, resulting in a non-cash compensation charge of $5,555,000 recorded in the second quarter of 1997. The option is fully exercisable and the shares have been reserved for issuance.

THE STOCK OPTION PLANS
-----------------------

     In May 1995, a stock option plan was approved by shareholders providing for the issuance of up to 2,929,688 shares of common stock options to enable us to attract and retain key employees and consultants. Under the 1995 Plan, we may grant incentive and non-qualified stock options to officers, employees, consultants and advisors. The 1995 Plan, which took effect upon the expiration of the 1986 Stock Option Plan in August 1996, is administered by a committee of the Board of Directors. This committee selects the individuals to whom options are granted and determines: (1) the type of option to be granted; (2) the number of shares of common stock covered by the option; (3) when the option becomes exercisable; and (4) the duration of the option which, in the case of incentive stock options, may not exceed ten years. Vesting generally occurs ratably over a five-year period beginning one year from the date of grant. No one person may be issued options to purchase more than 500,000 shares of common stock in any one calendar year. Stock options granted under the 1995 Plan may not be granted at an exercise price less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of incentive stock options granted to employees holding 10% or more of voting stock). The aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive stock options which first become exercisable in any calendar year by an employee may not exceed $100,000.

     Our 1986 Stock Option Plan provided for the issuance of an aggregate of 4,882,812 shares of common stock for the granting of incentive and non-qualified stock. The 1986 Plan was also administered by a committee of the Board of Directors and had substantially the same terms and conditions as described under the 1995 Plan. In August 1996, the 1986 Plan expired and no further grants were made. All options outstanding on the expiration date remain in effect.

     In 1994, a stock option plan for non-employee directors was approved by shareholders. Under the 1994 Director Plan, stock options to purchase up to 488,281 shares of common stock may be granted to non-employee directors. The 1994 Director Plan provides that the option price per share be at fair market value and vest ratably over a five-year period beginning one year from the date of grant, with a duration not to exceed ten years.

     The 1991 Director Stock Option Plan provided for the granting of options to purchase 244,141 shares of common stock by non-employee directors and terminated upon the adoption of the 1994 Director Plan. The options were granted at fair market value and were immediately exercisable, subject to repurchase, at the option price, in the event the optionee ceased to be a director. This repurchase right terminates and the shares vest ratably over a five-year period beginning one year from the date of grant. All options outstanding on the termination date remain in effect.

     In 1987, we granted to an officer an option to purchase 732,423 shares of common stock at an exercise price of $3.072 per share. The shares have been reserved for issuance and are fully vested and exercisable.

     The following table presents the combined activity of all Stock Option Plans for the years ended December 31, 1996, 1997 and 1998:

                                                           1996                        1997                       1998
                                        -----------------------             ---------------       --------------------
                                                       Weighted                    Weighted                   Weighted
                                                        Average                     Average                    Average
                                                       Exercise                    Exercise                   Exercise
                                        Shares            Price        Shares         Price       Shares         Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period      4,028,204        $ 4.42     5,019,005      $  5.56      5,320,206     $   6.83
Granted                                 1,360,010          8.60     1,041,795        12.47        954,889        22.00
Exercised                                (210,836)         3.60      (467,666)        5.60       (148,413)        6.39
Canceled                                 (158,373)         5.39      (272,928)        7.51       (120,544)       12.56
                                        ---------                   ---------                   ---------
Outstanding at end of period            5,019,005          5.56     5,320,206         6.83      6,006,138         9.10
                                        =========                   =========                   =========
Exercisable at year end                 2,476,371          4.09     2,729,631         4.47      3,297,005         5.18
                                        =========                   =========                   =========

Shares available for granting
  of options at end of period           2,144,873                   1,234,883                     371,105
                                        =========                   =========                   =========

     The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1998 for the Stock Option Plans:

                                      Options Outstanding                                  Options Exercisable
                  ------------------------------------------------------------         ---------------------------
                                         Weighted Average                                                 Weighted
                                                Remaining    Weighted Average                              Average
Range of                 Number               Contractual            Exercise               Number        Exercise
Exercise Prices     Outstanding               Life (Years)              Price          Exercisable           Price
------------------------------------------------------------------------------------------------------------------
$ 2.457  -  3.738     1,706,661                        3.8   $           3.15            1,638,298          $ 3.13
  3.891  -  6.144       825,968                        4.9               5.05              635,748            4.95
  6.604  -   9.92     1,484,104                        6.3               7.96              799,108            7.65
  10.00  -  14.84     1,145,861                        8.4              11.56              208,946           11.44
  15.06 -   21.28       172,105                        9.2              19.29               13,343           20.34
  24.00 -   31.00       671,439                        9.2              24.92                1,562           24.64
                    -----------                                                         ----------
                      6,006,138                        6.2               9.10            3,297,005            5.18
                    ===========                                                         ==========

THE 1991 EMPLOYEE STOCK PURCHASE PLAN
--------------------------------------

     Under the 1991 Employee Stock Purchase Plan, a total of 366,211 shares of common stock are reserved for issuance (up to 25,000 shares may be issued in any one year). The purchase plan allows eligible employees the option to purchase common stock during two six-month periods of each year at 85% of the lower of the fair market value of the shares at the time the option is granted or is exercised. The term of this plan ends December 31, 1999. During 1996, 1997 and 1998, we issued a total of 6,986, 6,507 and 5,046 shares of common stock, respectively, under this purchase plan. Remaining shares available under this purchase plan were 320,335 as of December 31, 1998.

EMPLOYEE SAVINGS PLAN
----------------------

     We have a 401(k) savings plan covering full-time employees who are eligible to participate upon hire. Under this savings plan, we may match employee contributions at management's discretion. Contributions made under the savings plan were approximately $41,000, $53,000 and $62,000 as of December 31, 1996, 1997 and 1998, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in our Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Information About the Board of Directors", "Information About Executive Officers" and "Election of Directors" and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

     The information required by this item is contained under the caption "Information About Executive Officers" in our 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The information required by this item is contained in our 1999 Proxy Statement under the captions, "Information About Principal Stockholders" and "Information About Executive Officers" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained under the caption "Certain Transactions" in our 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  3. EXHIBITS

     The exhibits filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Registrant has identified in the Exhibit Index each management contract and compensatory plan filed as an exhibit to this Form 10-K in response to Item 14(c) of Form 10-K.

(B)  REPORTS ON FORM 8-K

     None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ORGANOGENESIS INC.

                                         BY: /s/ HERBERT M. STEIN
                                             --------------------------------
                                                 HERBERT M. STEIN

                                         Chairman and Chief Executive Officer

                                         Date:  March 30, 1999

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


                SIGNATURE                                      TITLE                             DATE
                ---------                                      -----                             ----
           /s/ HERBERT M. STEIN                      Chairman, Chief Executive              March 30, 1999
------------------------------------------
             Herbert M. Stein                        Officer and Director
                                                     (Principal executive officer)

            /s/ DAVID T. ROVEE                       President, Chief Operating             March 30, 1999
------------------------------------------
              David T. Rovee                         Officer and Director

          /s/ RICHARD S. CRESSE                      Director                               March 30, 1999
------------------------------------------
              Richard S. Cresse

            /s/ ALBERT ERANI                          Director                              March 30, 1999
------------------------------------------
             Albert Erani

       /s/ KENNETH J. NOVACK                         Director                               March 30, 1999
------------------------------------------
          Kenneth J. Novack

        /s/ BJORN R. OLSEN                           Director                               March 30, 1999
------------------------------------------
          Bjorn R. Olsen

      /s/ MARGUERITE A. PIRET                        Director                               March 30, 1999
------------------------------------------
        Marguerite A. Piret

      /s/ ANTON E. SCHRAFL                           Director                               March 30, 1999
------------------------------------------
        Anton E. Schrafl

     /s/ DONNA ABELLI LOPOLITO                       Vice President, Chief                  March 30, 1999
------------------------------------------
      Donna Abelli Lopolito                          Financial Officer,
                                                     Treasurer and Secretary

                                 EXHIBIT INDEX


Exhibit No.                         Description of Exhibit
-----------                         ----------------------
  (3)(a)       Restated Certificate of Incorporation of the Company.(1)
    (b) Certificate of Amendment to the Restated Certificate of Incorporation of the Company.(8)
    (c) Certificate of Stock Designation, Number, Voting Powers, Preferences and Rights of the Series of the Preferred Stock of Organogenesis Inc. to be Designated Series A Convertible Preferred Stock.(9)
    (d) Certificate of Designation, filed with the Secretary of State of the State of Delaware on August 29, 1995. (12)
    (e)        Bylaws of the Company, as amended.(2)
    (f) Rights Agreement, dated as of September 1, 1995, between the Company and American Stock Transfer & Trust Company. (12)
    (g)        Form of Unit Warrant Agreement.(13)
    (h)        Form of Investment Agreement.(13)
  (4)(a) Form of Warrant Agreement with respect to Warrants included as part of the Units of the Company's securities.(1)
    (b) Notice of Redemption of the Company's Redeemable Common Stock Purchase Warrants.(3)
    (c) Form of Unit Purchase Option, dated December 18, 1986, issued to each of the Company's Unit Purchase Option holders.(4)
    (d) Form of Stock Registration Rights Agreement, dated February 23, 1990, between the Company and certain security holders.(4)
    (e) Form of Common Stock Purchase Warrant, dated February 23, 1990, issued to certain security holders.(9)
 (10)(a)       1986 Stock Option Plan of the Company, as amended.*(10)
    (b)        1991 Director Stock Option Plan of the Company, as amended.*(10)
    (c) 1991 Employee Stock Purchase Plan of the Company, as amended.*(10)
    (d)        1994 Director Stock Option Plan of the Company, as amended.*(11)
    (e) License Agreement among the Company, Eugene Bell and Massachusetts Institute of Technology dated December 16, 1985 ("MIT License Agreement").(1)
    (f)        Amendment to MIT License Agreement, dated October 22, 1986.(1)
    (g)        Second Amendment to MIT License Agreement, dated as of March 31,
               1988.(6)
    (k) Subscription Agreement between the Company and a purchaser of the Series A Convertible Preferred Stock and 10% Subordinated Promissory Notes dated as of July 3, 1986, with a schedule of additional purchasers.(1)
    (l) Indenture of Lease between Canton Commerce Center Limited Partnership and the Company, dated as of July 10, 1989, as amended.(7)
    (q) Non-Statutory Stock Option Agreement between the Company and Herbert M. Stein dated April 7, 1987.*(5)
    (r) Manufacturing and Supply Agreement between the Company and Novartis Pharma AG, dated as of August 11, 1997**(15)
    (s) Letter Agreement between the Company and Dr. David T. Rovee dated September 23, 1991.*(14)
    (u)        1995 Stock Option Plan, as amended.*(14)
    (v) The License and Supply Agreement between the Company and Sandoz Pharma Ltd., dated as of January 17, 1996. **(16)
    (w) The Stock Purchase Agreement between the Company and Sandoz Pharma Ltd., dated as of January 17, 1996. **(16)
    (x)        1999 Non-qualified Stock Option Plan.

                                 EXHIBIT INDEX

Exhibit No.                   Description of Exhibit
-----------                   ----------------------
  (21)         Subsidiaries of the Company, filed herewith.
  (23)         Consent of PricewaterhouseCoopers L.L.P., filed herewith.

______________
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-9832).
(2) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1987.
(3) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed February 18, 1987.
(4) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-3 (File No. 33-33914).
(5) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 30, 1988.
(6) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1989.
(7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed April 2, 1990.
(8) Incorporated herein by reference to Exhibit 3(a) to the Company's Form 10-K, filed April 1, 1991.
(9) Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q, filed August 13, 1991.
(10) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 31, 1993.
(11) Incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed April 19, 1994.
(12) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed August 29, 1995
(13) Incorporated herein by reference to the exhibits to the Company's Amended Registration Statement on Form S-3, filed July 5, 1995.
(14) Incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed April 14, 1995.
(15) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 30, 1998.
(16) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 29, 1996.
_______________
* Management contract or compensatory plan identified pursuant to Item 14(a)3. **Confidential Treatment requested.