Form 10-Q
period 1999-03-31
ORGANOGENESIS INC
filed 1999-05-14
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Yes ( X )  No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at April 29, 1999 was 30,435,904 shares (excluding treasury shares).

                                 ORGANOGENESIS INC.


                                     Index
                                     -----


                                                                       Page
PART I - FINANCIAL INFORMATION                                        Number
------------------------------                                        ------

Item 1 -  Financial Statements

          Consolidated Balance Sheets
               at December 31, 1998 and March 31, 1999..................  3

          Consolidated Statements of Operations
               for the three months ended March 31, 1998 and 1999.......  4

          Consolidated Statements of Cash Flows
               for the three months ended March 31, 1998 and 1999.......  5

          Notes to Consolidated Financial Statements....................  6

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................  9


PART II - OTHER INFORMATION
---------------------------


Item 1 -  Legal Proceedings.............................................  *

Item 2 -  Changes in Securities.........................................  *

Item 3 -  Defaults upon Senior Securities...............................  *

Item 4 -  Submission of Matters to a Vote of Security Holders...........  *

Item 5 -  Other Information............................................. 14

Item 6 -  Exhibits and Reports on Form 8-K.............................. 14

Signatures.............................................................. 15


* No information provided due to inapplicability of item

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                              ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                       December 31,      March 31, 1999
                                                                              1998           (unaudited)
                                                                       -----------       --------------
ASSETS
    Current assets:
         Cash and cash equivalents                                      $   5,052            $   3,467
         Investments                                                       12,789                9,476
         Receivable from debt financing                                         -               17,500
         Inventory                                                            730                  733
         Other current assets                                                 441                  790
                                                                        ---------            ---------
                                                                           19,012               31,966
    Property and equipment -
         Less accumulated depreciation of $9,339 and $9,749                 7,605                8,688
    Other assets                                                               93                  594
                                                                        ---------            ---------
                                                                        $  26,710            $  41,248
                                                                        =========            =========

LIABILITIES
    Current liabilities:
         Accounts payable                                               $   1,036            $   1,055
         Accrued expenses                                                   2,435                2,750
                                                                        ---------            ---------
                                                                            3,471                3,805

    Long-term debt                                                              -               17,682

    Commitments (see notes)

STOCKHOLDERS' EQUITY
    Preferred stock, par value $1.00; authorized 1,000,000
    shares:
         Series C convertible preferred; designated 200 shares;
    62 shares issued and outstanding as of December 31, 1998
    and March 31, 1999, respectively                                            -                    -
    Common stock, par value $.01; authorized 40,000,000 shares:
         issued and outstanding 30,479,719 and 30,500,904 shares
         as of December 31, 1998 and March 31, 1999,                          305                  305
         respectively
    Additional paid-in capital                                            124,342              126,790
    Accumulated deficit                                                  (101,017)            (106,943)
    Treasury stock at cost, 40,000 shares at December 31, 1998
         and March 31, 1999                                                  (391)                (391)
                                                                        ---------            ---------
         Total stockholders' equity                                        23,239               19,761
                                                                        ---------            ---------
                                                                        $  26,710            $  41,248
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

                              ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands, except share data)



                                                                                       For the
                                                                                    Three Months
                                                                                   Ended March 31,
                                                                                 -------------------
                                                                                 1998             1999
                                                                                 ----             ----
Revenues:
  Research and development support from related party                        $    2,000     $        -
  Product sales to related party, royalties and other income                        194            486
  Interest Income                                                                    72            193
                                                                             ----------     ----------

    Total revenues                                                                2,266            679
                                                                             ----------     ----------

 Costs and Expenses:
  Research, development and operations                                            3,912          5,091
  General and administrative                                                      1,221          1,514
                                                                             ----------     ----------

    Total costs and expenses                                                      5,133          6,605
                                                                             ----------     ----------

Net loss                                                                     $   (2,867)    $   (5,926)
                                                                             ==========     ==========

Net loss per common share - basic and diluted                                $     (.10)    $     (.19)
                                                                             ==========     ==========

Weighted average number of common shares
  outstanding - basic and diluted                                            28,957,114     30,451,477
                                                                             ==========     ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                                         For the
                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                    -------------------
                                                                                    1998           1999
                                                                                    ----           ----
Cash flows from operating activities:
  Net loss                                                                        $(2,867)     $ (5,926)
  Adjustments to reconcile net loss to
     cash used in operating activities:
        Depreciation                                                                  346           410
  Changes in assets and liabilities:
     Other current assets                                                          (1,214)         (352)
     Other assets                                                                       -          (501)
    Accounts payable                                                                 (320)           19
    Accrued expenses                                                                  (48)          315
     Deferred rent payable                                                            (10)            -
                                                                                  -------      --------
Cash used in operating activities                                                  (4,113)       (6,035)
                                                                                  -------      --------

Cash flows from investing activities:
  Capital expenditures                                                               (176)       (1,493)
  Sales/maturities of investments                                                   4,362         3,313
                                                                                  -------      --------
Cash provided by investing activities                                               4,186         1,820
                                                                                  -------      --------

Cash flows from financing activities:
  Long-term borrowings                                                                  -        20,000
  Receivable from debt financing                                                        -       (17,500)
  Proceeds from sale of preferred stock, net                                       19,117             -
  Proceeds from sale of common stock                                                3,000             -
  Proceeds from exercise of warrants                                                    -             -
  Proceeds from exercise of stock options                                              55           130
                                                                                  -------      --------
Cash provided by financing activities                                              22,172         2,630
                                                                                  -------      --------

Increase (decrease) in cash and cash equivalents                                   22,245        (1,585)
Cash and cash equivalents, beginning of period                                        333         5,052
                                                                                  -------      --------

Cash and cash equivalents, end of period                                          $22,578      $  3,467
                                                                                  =======      ========


  The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Basis of Presentation:
     ----------------------

     The accompanying unaudited consolidated financial statements of Organogenesis Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

2.   Receivable from Debt Financing:
     ------------------------------

     The receivable of $17,500,000 relates to the private placement of convertible debentures and warrants to purchase common stock, as more fully described in Note 5, Convertible Debt. This amount was received in full in April 1999.

3.   Inventory:
     ----------

     Inventory is stated at the lower of cost or market, cost being determined using the first-in, first-out method of accounting. Inventory consisted of the following (in thousands):

                                                                         December 31,      March 31, 1999
                                                                                1998           (unaudited)
                                                                         -----------       --------------
Raw Materials                                                                  $ 300                $290
Work in Process                                                                  430                 443
                                                                               -----                ----
                                                                               $ 730                $733
                                                                               =====                ====

4.   Other Current Assets
     --------------------

     Included in other current assets is a net receivable due from Novartis of approximately $213,000 at December 31, 1998 and $432,000 at March 31, 1999.

5.   Convertible Debt:
     -----------------

     On March 31, 1999, we completed a financing of $20,000,000 through the private placement of five-year convertible debentures and 400,000 warrants to purchase common stock. The debentures are convertible at a fixed price of
$14.50 per share at any time on or after March 30, 2000.   Interest on the
debentures accrues at 7% annually, payable in cash, common stock (at the average trading price for the twenty trading days preceding the due date) or any combination thereof, at our option, semi-annually on September 30 and March 31 or on the date any of the principal outstanding under the notes has been converted into common stock. At our option, at any time on or after March 30, 2002, the debentures may be prepaid by conversion of the principal into common stock at the conversion price of $14.50, cash or any combination thereof and payment of any accrued interest as described above, provided that the average per share market value for the twenty consecutive trading days immediately preceding the date of prepayment equals or exceeds $38.67 per share. The notes mature on March 29, 2004 and are payable in cash. The warrants grant the right to purchase one share of common stock at the exercise price of $21.75 for each $50.00 in face value of the convertible notes at any time before March 30, 2004. Approximately $2,318,000 of the $20,000,000 financing is allocated to the estimated fair value of the warrants and is included in additional paid in capital. This amount will be amortized as a non-cash charge to interest expense over the life of the debentures. We expect to register the warrants and underlying common stock for conversion of the debentures, payment of interest and exercise of the warrants.

     Debt issuance costs are included in other assets and will be amortized over the life of the debentures.

6.   Commitments:
     -----------

     Construction-in-Progress

     At March 31, 1999, we had approximately $1,972,000 in construction in progress relating to expansion of our main facility. Additionally, we have committed approximately $3.1 million for this build-out. The total project cost is estimated at about $5.9 million.

     Series C Preferred Stock Commitment

     At March 31, 1999, we had approximately 62 shares of Series C convertible preferred stock outstanding. In the event that any Series C preferred stock are outstanding on the mandatory conversion date of March 26, 2000, we have the option of redeeming any such outstanding Series C preferred stock by: (1) paying cash equal to the product of the number of Series C preferred stock outstanding multiplied by the stated value of $100,000 per share; (2) issuing common stock equal to 1.15 of the stated value divided by the average of the closing bid prices for the 20 consecutive trading days prior to the mandatory conversion date; or (3) any combination of these methods.

7.   Other Revenues:
     --------------

     During the first quarter of 1999, Novartis agreed to provide funding for certain programs to be conducted by Organogenesis. We have recorded other income of $139,000 from Novartis during the first quarter of 1999 relating to our initiation of these programs. This amount is included in "Product sales to related party, royalties and other income".

8.   Treasury Stock:
     --------------

     In September 1998, the Board of Directors authorized a common stock repurchase program. Repurchases are allowed through open-market transactions for up to 500,000 shares that will provide us with treasury shares for general corporate purposes. At December 31, 1998 and March 31, 1999, we had in treasury 40,000 shares of common stock at an aggregate purchase price of $391,000. Subsequent to March 31, 1999, we repurchased an additional 35,000 shares of common stock for an aggregate purchase price of $406,741.

9.   Subsequent Event:
     -----------------

     Subsequent to March 31, 1999, we closed on the purchase of certain assets and intellectual property of Baxter Healthcare Corporation relating to the research and development for the design and manufacturing of key mechanical components of an extracorporeal bioartificial liver device. The purchase price consists of the reissuance of 50,000 shares of common stock held in treasury.
We expect to register these shares, 25,000 of which are subject to a one-year lock-up agreement. Additionally, we may be required to make a future cash payment that is contingent on the average closing price of our common stock over any twenty consecutive trading days during the period between the first anniversary of the closing date and the earlier of the date we receive FDA approval of an Investigational Device Exemption for a liver assist device or January 1, 2003. Total consideration, including stock and contingent cash, is $1,000,000.

                              ORGANOGENESIS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include information on:

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

        Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and in other publicly available filings with the SEC, such as our Annual Report on Form 10-K for the year ended December 31, 1998. The risk and other factors noted throughout this Form 10-Q could cause our actual results to differ materially from the results contained in any forward-looking statements.

       In Management's Discussion and Analysis, we explain the general financial condition and results of operations for Organogenesis Inc. As you read this MD&A, referring to our consolidated financial statements contained in Item 1 of this Form 10-Q may be helpful. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of our research and development efforts, the receipt of milestone and research and development support payments, if any, from Novartis, product revenues, manufacturing costs, the timing of certain expenses and the establishment of additional collaborative agreements, if any.

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

OUR LEAD PRODUCT, APLIGRAF(R)
--------------------------

       On May 22, 1998, our lead product, Apligraf(R) living skin construct, was approved for marketing in the US. Apligraf is the only mass-manufactured product containing living human cells to be approved for marketing through the FDA PMA process. Novartis Pharmaceuticals Corporation launched Apligraf in the US in June 1998. Novartis Pharma AG has global Apligraf marketing rights and also markets Apligraf in Canada.

Apligraf(R) is a registered trademark of Novartis.

     Novartis' marketing strategy is to establish Apligraf as the new standard of care for venous leg ulcers. The next potential large market for Apligraf is expected to be diabetic ulcers. Patient enrollment in the Apligraf diabetic ulcer pivotal trial was completed in November 1998; we plan to submit a PMA supplement to the FDA by the first quarter next year. An Apligraf study in burns has been completed; data from this study was presented in February 1999. Two studies in skin surgery have been completed and their data has been or is expected to be published. A multicenter, controlled Apligraf pivotal trial studying the cosmetic outcome of wounds due to skin cancer removal is underway. We also plan to initiate a study in pressure sores. A study is underway for epidermolysis bullosa through an investigator-sponsored investigational device exemption (IDE).

OUR PIPELINE
------------

     Our pipeline includes Vitrix(TM) soft tissue replacement product, a bioartificial liver and a vascular graft, as well as the GraftPatch(TM) and engineered collagen fibril technology out-licensing opportunities. We also market an in-vitro testing product, TestSkin II. We have an active and expanding business development program related to our products and technologies.

RESULTS OF OPERATIONS:
----------------------

     REVENUES

     Total revenues for the three months ended March 31, 1999 were $679,000 compared to $2,266,000, for the same period in 1998. Revenues for the first quarter of 1998 include recognition of $2,000,000 for research and development support under the collaborative agreement with Novartis. Other revenues of $486,000 in 1999 represent product sales to related party, royalties, and other income. The increase over 1998 other revenues of $194,000 is due to increased sales of product to Novartis and Novartis funding of certain programs. We expect Apligraf commercial sales to continue to increase. Novartis expects to launch Apligraf in selected European countries in 1999. Interest income increased to $193,000 for 1999, compared to $72,000 in 1998. The increase was primarily due to the difference in funds available for investment.

     COSTS AND EXPENSES

     Research, development and operations expenses: Our R&D and operations
     ---------------------------------------------
expenses were $5,091,000 for the three months ended March 31, 1999, compared to $3,912,000, for the same period in 1998. The increase is primarily due to personnel additions in the research, development and clinical groups, as well as personnel additions in manufacturing and quality systems. Production costs exceeded product sales due to the start-up costs of new product introduction and the high costs associated with low volume production. We expect production volume to continue to increase and our margins to improve. Activities for this period include expansion of Apligraf operations, the diabetic ulcer and the excision pivotal trials, the Vitrix soft tissue replacement preclinical program, and the liver assist device research program. We expect to continue to expand manufacturing operations and advance the product pipeline during 1999.

     General and administrative expenses: Our G&A expenses increased to
     -----------------------------------
$1,514,000 for the three months ended March 31, 1999, compared to $1,221,000 for the same period in 1998. The increase was primarily due to personnel additions and increased professional fees relating to investor and public relations and business development programs.

     As a result of the net effect described above, we incurred a net loss of $5,926,000 or $.19 per share (basic and diluted), for the three months ended March 31, 1999, an increase from the net loss of $2,867,000, or $.10 per share (basic and diluted), for the comparable 1998 period. We may incur additional losses as expenditures continue to increase due to continued expansion of operations and research programs.

CAPITAL RESOURCES AND LIQUIDITY:
--------------------------------

     FUNDS USED IN OPERATIONS

     At March 31, 1999, we had cash, cash equivalents and investments in the aggregate amount of $12,943,000 and working capital of $28,161,000, compared to $17,841,000 and $15,541,000, respectively, at December 31, 1998. Cash equivalents consist of money market funds, which are highly liquid and have original maturities of less than three months. Investments consist of securities that have an A or A1 rating or better with a maximum maturity of two years. Cash used in operating activities during the three months ended March 31, 1999 was $6,035,000, compared to $4,113,000 for the three months ended March 31, 1998, primarily for financing our ongoing research, development and manufacturing operations.

     CAPITAL SPENDING

     Capital expenditures were $1,493,000 and $176,000 during the three months ended March 31, 1999 and 1998, respectively, primarily related to further build-out of the current facilities to support Apligraf manufacturing and the acquisition of laboratory equipment for expanded research and development programs. We will continue to utilize funds during 1999 to expand our current facility in the areas of Apligraf manufacturing, quality systems labs, and packaging. We also plan to add a second facility in the future to enable further expansion.

     FINANCING

     From inception, we have financed our operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments, sale of products and receipt of royalties. During the first quarter of 1999, financing activities provided additional cash and working capital from the sale of five-year convertible debentures and warrants to purchase common stock that generated gross proceeds of $20,000,000 and the exercise of stock options of $130,000. Financing activities provided cash of approximately $22,172,000 for the first quarter of 1998 from: the sale of 200 shares of Series C convertible preferred stock that generated net proceeds of approximately $19,117,000; an equity investment of $3,000,000 from Novartis; and the exercise of stock options of $55,000.

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

     LIQUIDITY AND OTHER RISK FACTORS

     Based upon our current plans, we believe that the convertible debt financing completed on March 31, 1999, together with existing working capital and future funds from Novartis, including product and royalty revenue, will be sufficient to finance operations into 2000. However, this statement is forward-looking and changes may occur that would significantly decrease available cash before such time. Factors that may change our cash requirements include:

  . Delays in obtaining regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;
  . Delays in commercial acceptance and reimbursement when product launches occur;
  .  Changes in the progress of research and development programs;
  . Changes in the resources devoted to outside research collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies; and
  .  Acquisition of a second manufacturing plant.

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

     COST OF YEAR 2000 COMPLIANCE AND CONTINGENCY PLANS

     While our Y2K project is not yet complete, we currently estimate that costs associated with the Y2K issue will be no more than $250,000, which includes the use of internal resources. Working capital will be used to fund these costs. To date, costs consist primarily of payroll costs for existing employees, including the information technology group, which are not separately tracked, as well as certain hardware and software upgrades and training costs. However, certain aspects of the Y2K assessment are still ongoing. If we or key third parties such as suppliers and customers are not Y2K ready, there could be an adverse effect on our business, results of operations and financial condition. We believe that with the implementation of the Y2K program the risk of significant interruptions of normal operations is reduced. We are developing a contingency plan to address a situation in which Y2K problems do cause an interruption in normal business activities. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

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

                              ORGANOGENESIS INC.


PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Due to market price at the time of closing the financing, certain terms of the March 30, 1999 private placement of convertible debentures and warrants to purchase common stock were slightly modified. The debentures are convertible at a fixed price of $14.50 per share at any time on or after March 30, 2000 (rather than $15.00). The warrants grant the right to purchase one share of common stock at the exercise price of $21.75 for each $50.00 in face value of the convertible notes at any time before March 30, 2004 (rather than $22.50). The average per share market value relating to the prepayment option is $38.67 (rather than $40.00). All other terms and conditions remain the same. Refer to the Notes to Financial Statements in Part I of this document for further information on this $20,000,000 private placement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        3(e) By-Laws of the Company, as amended and approved by the Board of Directors on March 19, 1999

        3(f) Amendment to the Rights Agreement approved by the Board of Directors on March 19, 1999

        4(f)   Form of Non-Redeemable Warrant dated as of March 30, 1999

        4(g)   Form of 7% Convertible Subordinated Note dated as of March 30,
               1999

        4(h) Securities Purchase Agreement between the Registrant and the Purchasers dated as of March 30, 1999

        4(i) Form of Registration Rights Agreement between the Company and the Purchasers dated as of March 30, 1999

        27     Financial Data Schedule (filed with electronic submission only)


(b) No current reports on Form 8-K were filed during the quarter ended March 31, 1999.

                              ORGANOGENESIS INC.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the
registrant has duly   caused this report to be signed on its behalf by the
undersigned thereunto duly authorized.



                              ORGANOGENESIS INC.
                              (Registrant)



     Date:   May 14, 1999     /S/ HERBERT M. STEIN
             ------------     --------------------------------------
                              Herbert M. Stein, Chairman
                              and Chief Executive Officer
                              (Principal Executive Officer)



     Date:   May 14, 1999     /S/ DONNA ABELLI-LOPOLITO
             ------------     --------------------------------------
                              Donna Abelli-Lopolito, Vice President Finance and
                              Administration, Chief Financial  Officer,
                              Treasurer and Secretary
                              (Principal Financial and Accounting Officer)

                              ORGANOGENESIS INC.

                                 EXHIBIT INDEX

Exhibit No.    Description of Exhibit
-----------    ----------------------

     3(e) By-Laws of the Company, as amended and approved by the Board of Directors on March 19, 1999

     3(f) Amendment to the Rights Agreement approved by the Board of Directors on March 19, 1999

     4(f)      Form of Non-Redeemable Warrant dated as of March 30, 1999

     4(g)      Form of 7% Convertible Subordinated Note dated as of March 30,
               1999

     4(h) Securities Purchase Agreement between the Registrant and the Purchasers dated as of March 30, 1999

     4(i) Form of Registration Rights Agreement between the Company and the Purchasers dated as of March 30, 1999

     27        Financial Data Schedule (filed with electronic submission only)