Form 10-Q
period 1999-06-30
ORGANOGENESIS INC
filed 1999-08-16
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

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



       Registrant's telephone number, including area code: (781)575-0775
                            _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)  No ( )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at August 2, 1999 was 30,485,630 shares (excluding treasury shares).

                              ORGANOGENESIS INC.


                                     Index
                                     -----

                                                                                      Page
PART I - FINANCIAL INFORMATION                                                      Number
------------------------------                                                      ------
Item 1 - Financial Statements

         Consolidated Balance Sheets
               at December 31, 1998 and June 30, 1999..........................          3

         Consolidated Statements of Operations
               for the three and six months ended June 30, 1998 and 1999.......          4

         Consolidated Statements of Cash Flows
               for the six months ended June 30, 1998 and 1999.................          5

         Notes to Consolidated Financial Statements............................          6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................         10


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings.....................................................          *

Item 2 - Changes in Securities.................................................          *

Item 3 - Defaults upon Senior Securities.......................................          *

Item 4 - Submission of Matters to a Vote of Security Holders...................         16

Item 5 - Other Information.....................................................          *

Item 6 - Exhibits and Reports on Form 8-K......................................         17

Signatures.....................................................................         18


* No information provided due to inapplicability of item

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                              ORGANOGENESIS INC.

                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                    December 31,        June 30, 1999
                                                                        1998             (unaudited)
                                                                    ------------        -------------
Assets
    Current assets:
         Cash and cash equivalents                                  $       5,052       $        4,051
         Investments                                                       12,789               16,350
         Inventory                                                            730                  780
         Other current assets                                                 441                1,138
                                                                    -------------       --------------
                                                                           19,012               22,319
    Property and equipment -
         Less accumulated depreciation of $9,339 and $10,208                7,605               10,526
    Other assets                                                               93                  646
                                                                    -------------       --------------
                                                                    $      26,710       $       33,491
                                                                    =============       ==============

Liabilities
    Current liabilities:
         Accounts payable                                           $       1,036       $          474
         Accrued expenses                                                   2,435                2,733
                                                                    -------------       --------------
                                                                            3,471                3,207

    Long-term debt                                                              -               17,772

    Commitments (see notes)

Stockholders' Equity
    Preferred stock, par value $1.00; authorized 1,000,000 shares:
         Series C convertible preferred; designated 200 shares;
         62 shares issued and outstanding as of December 31, 1998
         and June 30, 1999, respectively                                        -                    -
    Common stock, par value $.01; authorized 80,000,000 shares:
         issued and outstanding 30,479,719 and 30,526,753 shares
         as of December 31, 1998 and June 30, 1999, respectively              305                  305
    Additional paid-in capital                                            124,342              127,340
    Accumulated deficit                                                  (101,017)            (114,533)
    Treasury stock at cost, 40,000 and 60,000 shares as of
         December 31, 1998 and June 30, 1999, respectively                   (391)                (600)
                                                                    -------------       --------------
         Total stockholders' equity                                        23,239               12,512
                                                                    -------------       --------------
                                                                    $      26,710       $       33,491
                                                                    =============       ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     Consolidated Statements of Operations
                 (Unaudited, in thousands, except share data)


                                                         For the                          For the
                                                      Three Months                      Six Months
                                                      Ended June 30,                   Ended June 30,
                                               --------------------------      ---------------------------
                                                   1998           1999             1998             1999
                                               -----------    -----------      -----------     -----------
Revenues:
 Research and development support
  from related party                           $     4,750    $         -      $     6,750     $         -
Product sales to related party,
  royalties and other income                           308            624              502           1,111
 Interest income                                       321            314              393             507
                                               -----------    -----------      -----------     -----------

 Total revenues                                      5,379            938            7,645           1,618
                                               -----------    -----------      -----------     -----------

Costs and Expenses:
 Research, development and operations                3,873          5,568            7,786          10,661
 General and administrative                          1,191          1,654            2,411           3,168
 Non-recurring, non-cash purchase of
  technology                                             -            900                -             900
 Interest expense, net                                   -            405                -             405
                                               -----------    -----------      -----------     -----------

 Total costs and expenses                            5,064          8,527           10,197          15,134
                                               -----------    -----------      -----------     -----------

Net income (loss)                              $       315    $    (7,589)     $    (2,552)    $   (13,516)
                                               ===========    ===========      ===========     ===========

Net income (loss) per common share
 - basic and diluted                           $       .01    $      (.25)     $      (.09)    $      (.44)
                                               ===========    ===========      ===========     ===========

Weighted average number of common
 shares outstanding - basic and diluted         29,281,065     30,468,876       29,120,006      30,460,791
                                               ===========    ===========      ===========     ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)


                                                                                  For the
                                                                                 Six Months
                                                                                Ended June 30,
                                                                          ------------------------
                                                                            1998            1999
                                                                          --------        --------
Cash flows from operating activities:
  Net loss                                                                $ (2,552)       $(13,516)
  Adjustments to reconcile net loss to
    cash used in operating activities:
     Depreciation                                                              700             869
     Amortization of warrants and deferred debt issuance costs
     relating to long-term debt                                                  -             113
     Issuance of treasury stock for purchase of technology                       -             900
  Changes in assets and liabilities:
    Other current assets                                                      (709)           (747)
    Accounts payable                                                           288            (562)
    Accrued expenses                                                           201             298
    Deferred rent payable                                                      (21)              -
                                                                          --------        --------
Cash used in operating activities                                           (2,093)        (12,645)
                                                                          --------        --------

Cash flows from investing activities:
  Capital expenditures                                                        (456)         (3,690)
  Purchases of investments                                                 (14,166)        (19,000)
  Sales/maturities of investments                                            6,536          15,439
                                                                          --------        --------
Cash used in investing activities                                           (8,086)         (7,251)
                                                                          --------        --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                       -          20,000
  Deferred debt issuance costs                                                   -            (575)
  Proceeds from sale of preferred stock, net                                19,117               -
  Proceeds from sale of common stock                                         6,000               -
  Proceeds from exercise of stock options                                      915             218
  Purchase of treasury stock                                                     -            (748)
                                                                          --------        --------
Cash provided by financing activities                                       26,032          18,895
                                                                          --------        --------

Increase (decrease) in cash and cash equivalents                            15,853          (1,001)
Cash and cash equivalents, beginning of period                                 333           5,052
                                                                          --------        --------

Cash and cash equivalents, end of period                                  $ 16,186        $  4,051
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

                              ORGANOGENESIS INC.

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1.  Basis of Presentation:
    ----------------------

          The accompanying unaudited consolidated financial statements of Organogenesis Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

2.  Inventory:
    ----------

          Inventory is stated at the lower of cost or market, cost being determined using the first-in, first-out method of accounting. Inventory consisted of the following (in thousands):

                                            December 31,        June 30, 1999
                                                1998             (unaudited)
                                            ------------        -------------
Raw Materials                                  $ 300                 $316
Work in Process                                  430                  464
                                               -----                 ----
                                               $ 730                 $780
                                               =====                 ====

3.   Other Current Assets:
     ---------------------

          Included in other current assets is a net receivable due from Novartis of approximately $213,000 at December 31, 1998 and $471,000 at June 30, 1999. Cash payments were collected subsequent to June 30, 1999.

4. Convertible Debt:
   -----------------

     On March 31, 1999, we completed a financing of $20,000,000 through the private placement of five-year convertible debentures and 400,000 warrants to purchase common stock. The debentures are convertible at a fixed price of $14.50 per share at any time on or after March 30, 2000. Interest on the debentures accrues at 7% annually, payable in cash, common stock (at the average trading price for the twenty trading days preceding the due date) or any combination thereof, at our option, semi-annually on September 30 and March 31 or on the date any of the principal outstanding under the notes has been converted into common stock. At our option, at any time on or after March 30, 2002, the debentures may be prepaid by conversion of the principal into common stock at the conversion price of $14.50, cash or any combination thereof and payment of any accrued interest as described above, provided that the average per share market value for the twenty consecutive trading days immediately preceding the date of prepayment equals or exceeds $38.67 per share. The notes mature on March 29, 2004 and are payable in cash. The warrants grant the right to purchase one share of common stock at the exercise price of $21.75 for each $50.00 in face value of the convertible notes at any time before March 30, 2004. Approximately $2,318,000 of the $20,000,000 financing is allocated to the estimated fair value of the warrants and is included in additional paid in capital. This amount is amortized as a non-cash charge to interest expense over the life of the debentures using the effective interest rate method.

     In May 1999, we filed a registration statement for 2,096,333 shares of common stock, of which 2,046,333 relates to the conversion of the debentures, payment of interest and exercise of the warrants. All shares have been reserved for issuance. The Securities and Exchange Commission declared this registration statement effective on May 27, 1999.

     Debt issuance costs are included in other assets and are amortized to interest expense over the life of the debentures using the effective interest rate method.

5. Commitments:
   -----------

     Lease Obligations

     We occupy our current premises under a lease that expires on September 30, 2004. This lease has three options to extend the term for an additional five years per option. We have provided written notice to the landlord of our intent to lease all of the remaining space at this primary facility starting November 1, 1999. Taxes, insurance and operating expenses are our responsibility under the terms of the lease. We also have a second lease for warehouse and office space that expires on October 31, 1999. In January 1999, we entered into a noncancelable operating lease for certain office equipment.

     In May 1999, we entered into a lease for approximately 65,000 square feet of additional office and warehouse space in Canton, Massachusetts at an annual average base rent of approximately $442,598, plus operating expenses. This lease has three options to extend the term for an additional five years per option.

     Future minimum lease payments are as follows (in thousands):

1999                                            $  791
2000                                             1,240
2001                                             1,261
2002                                             1,281
2003                                             1,267
Thereafter                                       1,038
                                                ------
                                                $6,878
                                                ======

     Construction-in-Progress

     At June 30, 1999, we had approximately $2,978,000 in construction in progress relating to expansion of our main facility. Additionally, we have committed approximately $2.1 million for this build-out. The total project cost is estimated at about $5.9 million.

     Interest cost incurred during the period of construction in progress relating to expansion of our main facility is capitalized. The interest cost capitalized for the six months ended June 30, 1999 was $58,000. No interest was capitalized in 1998.

     Series C Preferred Stock Commitment

     At June 30, 1999, we had approximately 62 shares of Series C convertible preferred stock outstanding. In the event that any Series C preferred stock are outstanding on the mandatory conversion date of March 26, 2000, we have the option of redeeming any such outstanding Series C preferred stock by: (1) paying cash equal to the product of the number of Series C preferred stock outstanding multiplied by the stated value of $100,000 per share; (2) issuing common stock equal to 1.15 of the stated value divided by the average of the closing bid prices for the 20 consecutive trading days prior to the mandatory conversion date; or (3) any combination of these methods.

     Purchase of Technology

     In April 1999, we purchased certain equipment and intellectual property of Baxter Healthcare Corporation relating to the research and development for the design and manufacturing of key mechanical components of an extracorporeal bioartificial liver device. The purchase price consists of the reissuance of 50,000 shares of common stock held in treasury. In May 1999, we filed a registration statement registering all 50,000 of these shares, 25,000 of which are subject to a one-year lock-up agreement. Additionally, we may be required to make a future cash payment that is contingent on the average closing price of our common stock over the twenty consecutive trading days immediately prior to the earlier of the date we receive FDA approval of an Investigational Device Exemption for a liver assist device or January 1, 2003. We will have no obligation to make such future cash payment if at any time during the period between April 2000 and the date such cash payment is otherwise payable by us, the value of the shares of common stock issued to Baxter is equal to or greater than $1,000,000. Total consideration is $1,000,000 of which $900,000 is a one-time, non-cash charge for the three and six months ended June 30, 1999, with the remainder of this purchase capitalized to property and equipment.

6.  Treasury Stock:
    --------------

     In September 1998, the Board of Directors authorized a common stock repurchase program. Repurchases are allowed through open-market transactions for up to 500,000 shares that will provide us with treasury shares for general corporate purposes. During the first half of 1999, we repurchased 70,000 shares of common stock for an aggregate purchase price of approximately $748,000 and reissued 50,000 shares of common stock related to the purchase of technology (see "Purchase of Technology" note). We had in treasury 40,000 shares of common stock at a cost of $391,000 and 60,000 shares of common stock at a cost of $600,000, at December 31, 1998 and June 30, 1999, respectively.

7.  Other Revenues:
    ---------------

     During the first quarter of 1999, Novartis agreed to provide funding for certain programs to be conducted by Organogenesis. We have recorded other income from Novartis of $93,000 and $232,000 for the three and six months ended June 30, 1999 relating to our initiation of these programs. This amount is included in "Product sales to related party, royalties and other income".

8.  Research, Development and Operations:
    ------------------------------------

     In addition to research and development, this cost category includes expenses of our manufacturing and related operating support departments and costs to manufacture products for research and for sale as we continue our expansion.

                                    For the          For the
                                  Three Months      Six Months
                                 Ended June 30,    Ended June 30,
                                ----------------  ----------------
                                  1998    1999      1998    1999
                                 ------- -------   ------- -------
Research and development         $ 2,176 $ 2,878   $ 4,451 $ 5,666
Operations and production          1,697   2,690     3,335   4,995
                                 ------- -------   ------- -------

Total research, development
  and operations                 $ 3,873 $ 5,568   $ 7,786 $10,661
                                 ======= =======   ======= =======

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

Overview of Organogenesis Inc.
-----------------------------

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

Our Lead Product, Apligraf(R)
--------------------------

     On May 22, 1998, our lead product, Apligraf(R) living skin construct, was approved for marketing in the US for the treatment of venous leg ulcers, a type of chronic wound. Apligraf is the only manufactured product containing living human cells to be approved for marketing through the FDA PMA process. Novartis Pharmaceuticals Corporation launched Apligraf in the US in June 1998. Novartis Pharma AG has global Apligraf marketing rights and also markets Apligraf in Canada. Novartis expects to initiate product introduction among key physicians in select European countries in the fall of 1999.

Apligraf(R) is a registered trademark of Novartis.

     The next large potential market for Apligraf is expected to be diabetic foot ulcers. The Apligraf pivotal trial in diabetic foot ulcers has been completed and the data are being analyzed. We plan to present these data at a medical meeting in August and to submit a PMA supplement for diabetic foot ulcers to the FDA within the next six months. An eighteen-patient study of Apligraf in the treatment of epidermolysis bullosa, a genetic skin disease, has been completed under an investigator-sponsored investigational device exemption (IDE). The data from this study have been submitted to the FDA. Data have also been presented and/or published with Apligraf in the treatment of burns, wounds due to dermatologic surgery and donor site wounds. A pivotal trial to assess the effect of Apligraf on the cosmetic outcome of wounds due to skin cancer removal is underway.

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

Results of Operations:
----------------------

     Revenues

     Total revenues were $938,000 and $1,618,000 for the three and six months ended June 30, 1999 compared to $5,379,000 and $7,645,000, for the same periods in 1998. Research and development support under the collaborative agreement with Novartis was $4,750,000 and $6,750,000 for the three and six months ended June 30, 1998. No research and development support payments were earned in the first half of 1999 under this agreement. Product sales to related party, royalties and other income increased to $624,000 and $1,111,000 for the three and six months ended June 30, 1999, compared to $308,000 and $502,000, for the same periods in 1998 due to increased sales of product to Novartis and Novartis funding of certain programs. We expect Apligraf commercial sales to increase. Interest income was $314,000 and $507,000 for the three and six months ended June 30, 1999, compared to $321,000 and $393,000 for the same periods in 1998. The six month increase was primarily due to the difference in funds available for investment.

     Costs and Expenses

     Research, development and operations expenses: Our R&D and operations
     ---------------------------------------------
expenses were $5,568,000 and $10,661,000 for the three and six months ended June 30, 1999, compared to $3,873,000 and $7,786,000 for the same periods in 1998.
The increase is primarily due to personnel additions in the research, development and clinical groups, as well as personnel additions in manufacturing and quality systems. Activities for this period that account for the increased costs also include expansion of Apligraf operations, the Apligraf diabetic ulcer and cosmetic outcome pivotal trials, the VITRIX(TM) soft tissue replacement preclinical program, and the liver assist device research program. Production costs exceeded product sales due to the start-up costs of new product introduction and the high costs associated with low volume production. We expect production volume to increase and our margins to improve. We expect to continue to expand manufacturing operations and advance the product pipeline during 1999.

     General and administrative expenses: Our G&A expenses increased to
     -----------------------------------
$1,654,000 and $3,168,000 for the three and six months ended June 30, 1999, compared to $1,191,000 and $2,411,000 for the same period in 1998. The increase was primarily due to personnel additions and increased professional fees.

     Other costs and expenses: Included in costs and expenses is a one-time,
     ------------------------
non-cash charge of $900,000 relating to the purchase of technology. Interest expense was $405,000 for the three and six months ended June 30, 1999 due to the issuance of convertible debentures in March 1999.

     As a result of the net effect described, we incurred a net loss of $7,589,000, or $.25 per share (basic and diluted), and $13,516,000, or $.44 per share (basic and diluted), for the three and six months ended June 30, 1999, respectively, compared to net income of $315,000, or $.01 per share (basic and diluted), and a net loss of $2,552,000, or $.09 per share (basic and diluted), for the comparable 1998 periods. We may incur additional losses as expenditures continue to increase due to continued expansion of operations and research programs.

Capital Resources and Liquidity:
--------------------------------

     Funds Used in Operations

     At June 30, 1999, we had cash, cash equivalents and investments in the aggregate amount of $20,401,000 and working capital of $19,112,000, compared to $17,841,000 and $15,541,000, respectively, at December 31, 1998. Cash equivalents consist of money market funds, which are highly liquid and have original maturities of less than three months. Investments consist of securities that have an A or A1 rating or better with a maximum maturity of two years. Cash used in operating activities during the six months ended June 30, 1999 was $12,645,000, compared to $2,093,000 for the six months ended June 30, 1998, primarily for financing our ongoing research, development and manufacturing operations.

     Capital Spending

     Capital expenditures were $3,690,000 and $456,000 during the six months ended June 30, 1999 and 1998, respectively, primarily related to further build-out of the current facilities to support Apligraf manufacturing and the acquisition of laboratory equipment for expanded research and development programs. We have committed approximately $2.1 million to expand our current facility in the areas of Apligraf manufacturing, quality systems labs, and packaging. We also plan to add a second facility in the future to enable further expansion.

     Financing

     From inception, we have financed our operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments, sale of products and receipt of royalties. During the six months ended June 30, 1999, financing activities provided additional cash and working capital of $18,895,000 primarily from the sale of five-year convertible debentures and warrants to purchase common stock that generated gross proceeds of $20,000,000 and the exercise of stock options of $218,000. Financing activities provided cash of approximately $26,032,000 for the six months ended June 30, 1998 from: the sale of 200 shares of Series C convertible preferred stock that generated net proceeds of approximately $19,117,000; an equity investment of $6,000,000 from Novartis; and the exercise of stock options of $915,000.

     At June 30, 1999, we had approximately 62 shares of Series C convertible preferred stock outstanding. In the event that any Series C preferred stock are outstanding on the mandatory conversion date of March 26, 2000, we have the option of redeeming any such outstanding Series C preferred stock by: (1) paying cash equal to the product of the number of Series C preferred stock outstanding multiplied by the stated value of $100,000 per share; (2) issuing common stock equal to 1.15 of the stated value divided by the average of the closing bid prices for the 20 consecutive trading days prior to the mandatory conversion date; or (3) any combination of these methods.

     Liquidity and Other Risk Factors

     Based upon our current plans, we believe that the convertible debt financing completed on March 31, 1999, together with existing working capital and future funds from Novartis, including product and royalty revenue, will be sufficient to finance operations into 2000. We will need additional capital within the next year to continue under our current plan. However, this statement is forward-looking and changes may occur that would significantly decrease available cash before such time. Factors that may change our cash requirements include:

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

Year 2000
----------

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

     The task of assessment from a Y2K readiness perspective is 100% complete. Some of our systems are Y2K compliant, whereas other systems have been identified as not being Y2K compliant and remedial action is underway and nearly complete. In addition to the assessment of systems, key vendors, suppliers and other third parties were identified and a survey form was sent to each of these business entities to determine if their systems are Y2K compliant. We are monitoring responses as they are received. Y2K issues with our vendors, suppliers or other third parties could delay the shipment and receipt of critical supplies, potentially impacting production and operations. We are proactively addressing the Y2K issue with vendors, suppliers and other third parties to minimize risk from these external factors.

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

Additional Cautionary Considerations:
-------------------------------------

     We are subject to risks common to entities in the biotechnology industry, including, but not limited to, the following uncertainties:

  .  Market acceptance of our products, if and when approved, and successful marketing and selling of Apligraf by Novartis;
  .  FDA approval of Apligraf for other indications and successful registrations of Apligraf outside the US;
  .  Risk of failure of clinical trials for future indications of Apligraf and other products;
  .  Compliance with FDA regulations and similar foreign regulatory bodies;
  .  Risk of manufacturing disruptions or production failures;
  .  Manufacture and sale of products in sufficient volume to realize a satisfactory margin;
  .  Continued availability of raw material for products;
  .  Availability of sufficient product liability insurance;
  .  Ability to recover the investment in property and equipment;
  .  Protection of proprietary technology through patents;
  .  Development by competitors of new technologies or products that are more effective than ours;
  .  Adequate third-party reimbursement for products;
  .  Dependence on and retention of key personnel;
  .  Year 2000 issues; and
  .  Availability of additional capital on acceptable terms, if at all.

                              ORGANOGENESIS INC.


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting for Stockholders on May 14, 1999. At the meeting, Messrs. Richard S. Cresse, Albert Erani, Bjorn R. Olsen, Ms. Marguerite A. Piret, David T. Rovee, Anton E. Schrafl and Herbert M. Stein, were re-elected as Directors. The vote with respect to each nominee is set forth below:


                                Vote For        Vote Withheld
                                --------        -------------

          Mr. Cresse           27,875,700          493,627
          Mr. Erani            27,872,991          496,336
          Dr. Olsen            27,872,607          496,720
          Ms. Piret            27,875,943          493,384
          Dr. Rovee            27,872,569          496,758
          Dr. Schrafl          27,875,943          493,384
          Mr. Stein            27,875,700          493,627


In addition, the stockholders authorized the following:


 .    An increase in the number of authorized shares of common stock from
     40,000,000 to 80,000,000 shares, by a vote of 27,669,495 shares for,
     622,265 shares against, 77,567 shares abstaining and 2,084,973 shares non-voting;

 .    An amendment to our 1991 Employee Stock Purchase Plan to extend the plan for an additional five years and to adjust the number of shares authorized to be issued under each offering period to 30,000; by a vote of 12,780,923 shares for, 882,339 shares against, and 143,578 shares abstaining;

 .    An amendment to our 1995 Stock Option Plan to increase the number of shares of common stock available for issuance pursuant to options granted from 2,929,688 to 5,000,000; by a vote of 12,034,104 shares for, 1,608,147 shares against, and 164,588 shares abstaining;

 .    The ratification of the selection by the Board of Directors of
     PricewaterhouseCoopers LLP as our independent accountants for the 1999 fiscal year; by a vote of 28,220,644 shares for, 88,533 shares against, 60,150 shares abstaining and 2,084,973 shares non-voting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

          3(i)   Restated Certificate of Incorporation of the Company as amended

          10(m) Lease Agreement between North Queen Street LP and the Company, dated as of May 21, 1999

          10(n) First Amendment to Lease Agreement between North Queen Street LP and the Company, dated as of June 18, 1999

          10(o) Asset Purchase Agreement between the Company and Baxter Healthcare Corporation, dated as of April 14, 1999

          27     Financial Data Schedule (filed with electronic submission only)

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 1999.

                              ORGANOGENESIS INC.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Organogenesis Inc.
                              (Registrant)



Date: August 16, 1999         /s/ Herbert M. Stein
      ---------------         --------------------
                              Herbert M. Stein, Chairman
                              and Chief Executive Officer
                              (Principal Executive Officer)



Date: August 16, 1999         /s/ Donna Abelli Lopolito
      ---------------         -------------------------
                              Donna Abelli Lopolito, Vice President Finance and
                              Administration, Chief Financial  Officer,
                              Treasurer and Secretary
                              (Principal Financial and Accounting Officer)

                              ORGANOGENESIS INC.

                                 EXHIBIT INDEX

Exhibit No.    Description of Exhibit
-----------    ----------------------

  3(i)         Restated Certificate of Incorporation of the Company as amended

 10(m) Lease Agreement between North Queen Street LP and the Company, dated as of May 21, 1999

 10(n) First Amendment to Lease Agreement between North Queen Street LP and the Company, dated as of June 18, 1999

 10(o) Asset Purchase Agreement between the Company and Baxter Healthcare Corporation, dated as of April 14, 1999

 27            Financial Data Schedule (filed with electronic submission only)