Form 10-Q
period 1999-09-30
ORGANOGENESIS INC
filed 1999-11-15
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

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

                               ________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)  No ( )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at November 2, 1999 was 30,466,491 shares (excluding treasury shares).

                              ORGANOGENESIS INC.

                                     Index
                                     -----

                                                                              Page
PART I - FINANCIAL INFORMATION                                              Number
------------------------------                                              ------
Item 1 - Financial Statements

     Consolidated Balance Sheets
          at December 31, 1998 and September 30, 1999......................      3

     Consolidated Statements of Operations
          for the three and nine months ended September 30, 1998 and 1999..      4

     Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1998 and 1999............      5

     Notes to Consolidated Financial Statements............................      6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations.........................     10

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings.................................................      *

Item 2 - Changes in Securities.............................................      *

Item 3 - Defaults upon Senior Securities...................................      *

Item 4 - Submission of Matters to a Vote of Security Holders...............      *

Item 5 - Other Information.................................................      *

Item 6 - Exhibits and Reports on Form 8-K..................................     16

Signatures.................................................................     17

In this report, "Organogenesis" "we" "us" and "our" refer to Organogenesis Inc.



* No information provided due to inapplicability of item

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                              ORGANOGENESIS INC.

                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                    December 31,       September 30,
                                                                            1998                1999
                                                                    ------------       -------------
                                                                                        (unaudited)
Assets
    Current assets:
         Cash and cash equivalents                                      $   5,052            $     755
         Investments                                                       12,789               13,255
         Inventory                                                            730                  795
         Other current assets                                                 441                  853
                                                                        ---------            ---------
                                                                           19,012               15,658
    Property and equipment -
         Less accumulated depreciation of $9,339 and $10,650                7,605               11,163
    Other assets                                                               93                  624
                                                                        ---------            ---------
                                                                        $  26,710            $  27,445
                                                                        =========            =========

Liabilities
    Current liabilities:
         Accounts payable                                               $   1,036            $     454
         Accrued expenses                                                   2,435                3,123
                                                                        ---------            ---------
                                                                            3,471                3,577

    Long-term debt                                                              -               17,863

    Commitments (see notes)

Stockholders' Equity
    Preferred stock, par value $1.00; authorized 1,000,000 shares:
         Series C convertible preferred; designated 200 shares;
         62 shares issued and outstanding as of December 31,
         1998 and September 30, 1999, respectively                              -                    -
    Common stock, par value $.01; authorized 80,000,000 shares:
         issued and outstanding 30,479,719 and 30,551,491
         shares as of December 31, 1998 and September 30, 1999,
         respectively                                                         305                  306
    Additional paid-in capital                                            124,342              127,516
    Accumulated deficit                                                  (101,017)            (121,013)
    Treasury stock at cost, 40,000 and 85,000 shares as of
         December 31, 1998 and September 30, 1999, respectively              (391)                (804)
                                                                        ---------            ---------
         Total stockholders' equity                                        23,239                6,005
                                                                        ---------            ---------
                                                                        $  26,710            $  27,445
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

                              ORGANOGENESIS INC.

                     Consolidated Statements of Operations
                 (Unaudited, in thousands, except share data)

                                                     For the                          For the
                                                   Three Months                     Nine Months
                                                Ended September 30,              Ended September 30,
                                            --------------------------       ----------------------------
                                                1998          1999              1998             1999
                                            -----------    -----------       -----------      -----------
Revenues:
 Research and development support
  from related party                        $         -    $         -       $     6,750      $         -

 Product sales to related party,
  royalties and other income                        352            708               854            1,819
 Interest income                                    392            238               785              745
                                            -----------    -----------       -----------      -----------

 Total revenues                                     744            946             8,389            2,564
                                            -----------    -----------       -----------      -----------

Costs and Expenses:
 Research, development and operations             4,913          5,412            12,698           16,073
 General and administrative                       1,521          1,607             3,933            4,775
 Non-recurring, non-cash purchase of
  incomplete technology                               -              -                 -              900

 Interest expense, net                                -            407                 -              812
                                            -----------    -----------       -----------      -----------

 Total costs and expenses                         6,434          7,426            16,631           22,560
                                            -----------    -----------       -----------      -----------

Net loss                                    $    (5,690)   $    (6,480)      $    (8,242)     $   (19,996)
                                            ===========    ===========       ===========      ===========

Net loss per common share
 - basic and diluted                        $      (.19)   $      (.21)      $      (.28)     $      (.66)
                                            ===========    ===========       ===========      ===========

Weighted average number of common
 shares outstanding - basic and diluted      29,521,312     30,478,115        29,255,956       30,466,603
                                            ===========    ===========       ===========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                                                                For the
                                                                              Nine Months
                                                                           Ended September 30,
                                                                       ---------------------------
                                                                          1998            1999
                                                                       -----------     -----------
Cash flows from operating activities:
  Net loss                                                             $    (8,242)    $   (19,996)
  Adjustments to reconcile net loss to
    cash used in operating activities:
     Depreciation                                                            1,077           1,311
     Issuance of stock options                                                   -              21
     Amortization of warrants and deferred debt issuance costs
      relating to long-term debt                                                 -             226
     Issuance of treasury stock for purchase of technology                       -             900
  Changes in assets and liabilities:
    Inventory                                                                 (219)            (65)
    Other current assets                                                      (303)           (412)
    Accounts payable                                                          (178)           (582)
    Accrued expenses                                                           673             688
    Deferred rent payable                                                      (28)              -
                                                                       -----------     -----------
Cash used in operating activities                                           (7,220)        (17,909)
                                                                       -----------     -----------

Cash flows from investing activities:
  Capital expenditures                                                        (992)         (4,769)
  Purchases of investments                                                 (15,224)        (19,000)
  Sales/maturities of investments                                            6,612          18,534
                                                                       -----------     -----------
Cash used in investing activities                                           (9,604)         (5,235)
                                                                       -----------     -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                       -          20,000
  Deferred debt issuance costs                                                   -            (575)
  Proceeds from sale of preferred stock, net                                19,117               -
  Proceeds from sale of common stock                                         6,000               -
  Proceeds from exercise of stock options                                      981             373
  Purchase of treasury stock                                                  (247)           (951)
                                                                       -----------     -----------
Cash provided by financing activities                                       25,851          18,847
                                                                       -----------     -----------

Increase (decrease) in cash and cash equivalents                             9,027          (4,297)
Cash and cash equivalents, beginning of period                                 333           5,052
                                                                       -----------     -----------

Cash and cash equivalents, end of period                               $     9,360     $       755
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

                              ORGANOGENESIS INC.

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Basis of Presentation:
   ---------------------

     The accompanying unaudited consolidated financial statements of Organogenesis Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

2. Inventory:
   ---------

     Inventory is stated at the lower of cost or market, cost being determined using the first-in, first-out method of accounting. Inventory consisted of the following (in thousands):

                                                   December 31,    September 30,
                                                           1998             1999
                                                   ------------    -------------
                                                                    (unaudited)
Raw Materials                                             $ 300            $ 284
Work in Process                                             430              511
                                                          -----            -----
                                                          $ 730            $ 795
                                                          =====            =====

3. Other Current Assets:
   --------------------

     Included in other current assets is a net receivable due from Novartis of approximately $213,000 at December 31, 1998 and $274,000 at September 30, 1999. Cash payments were collected subsequent to September 30, 1999.

4.   Convertible Debt:
     ----------------

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

5.   Commitments:
     -----------

        Lease Obligations

        We occupy our current premises under a facility lease for approximately three-quarters of the building that expires on September 30, 2004. This lease has three options to extend the term for an additional five years per option. Starting November 1, 1999, we are leasing all of the remaining space at this primary facility. Taxes, insurance and operating expenses are our responsibility under the terms of the lease. We also have a second facility lease for warehouse and office space that expires on December 31, 1999. In January 1999, we entered into a noncancelable operating lease for certain office equipment.

        In May 1999, we entered into another facility lease for approximately 62,500 square feet of additional office and warehouse space in Canton, Massachusetts at an annual average base rent of approximately $421,875, plus operating expenses. This lease has three options to extend the term for an additional five years per option.

        Future minimum lease payments are as follows (in thousands):

1999                                                                     $  791
2000                                                                      1,220
2001                                                                      1,240
2002                                                                      1,260
2003                                                                      1,246
Thereafter                                                                1,019
                                                                         ------
                                                                         $6,776
                                                                         ======

        Construction-in-Progress

        At September 30, 1999, we had approximately $3,821,000 in construction in progress relating to expansion of our main facility. Additionally, we have committed approximately $1.9 million for this build-out. The total project cost is estimated at about $5.9 million.

        Interest cost incurred during the period of construction in progress relating to expansion of our main facility is capitalized. The interest cost capitalized for the nine months ended September 30, 1999 was $113,000. No interest was capitalized in 1998.

        Series C Preferred Stock Commitment

        At September 30, 1999, we had approximately 62 shares of Series C convertible preferred stock outstanding. In the event that any Series C preferred stock are outstanding on the mandatory conversion date of March 26, 2000, we have the option of redeeming any such outstanding Series C preferred stock by: (1) paying cash equal to the product of the number of Series C preferred stock outstanding multiplied by the stated value of $100,000 per share; (2) issuing common stock equal to 1.15 of the stated value divided by the average of the closing bid prices for the 20 consecutive trading days prior to the mandatory conversion date; or (3) any combination of these methods.

        Purchase of Technology

        In April 1999, we purchased certain equipment and intellectual property of Baxter Healthcare Corporation relating to the research and development for the design and manufacturing of key mechanical components of an extracorporeal bioartificial liver device. The purchase price consists of the reissuance of 50,000 shares of common stock held in treasury. In May 1999, we filed a registration statement registering all 50,000 of these shares, 25,000 of which are subject to a one-year lock-up agreement. Additionally, we may be required to make a future cash payment that is contingent on the average closing price of our common stock over the twenty consecutive trading days immediately prior to the earlier of the date we receive FDA approval of an Investigational Device Exemption for a liver assist device or January 1, 2003. We will have no obligation to make such future cash payment if at any time during the period between April 2000 and the date such cash payment is otherwise payable by us, the value of the shares of common stock issued to Baxter is equal to or greater than $1,000,000. Total consideration is $1,000,000 of which $900,000 is a one-time, non-cash charge for the purchase of incomplete technology during the nine months ended September 30, 1999, with the remainder of this purchase capitalized to property and equipment.

6.   Treasury Stock:
     --------------

        In September 1998, the Board of Directors authorized a common stock repurchase program. Repurchases are allowed through open-market transactions for up to 500,000 shares that will provide us with treasury shares for general corporate purposes. For the three and nine months ended September 30, 1999, we repurchased 25,000 and 95,000 shares of common stock for an aggregate purchase price of approximately $203,000 and $951,000, respectively. In April 1999, we reissued 50,000 shares of common stock held in treasury related to the purchase of technology (see "Purchase of Technology" note). We had in treasury 40,000 shares of common stock at a cost of $391,000 and 85,000 shares of common stock at a cost of $804,000, at December 31, 1998 and September 30, 1999, respectively. The stock repurchase program may be discontinued at any time.

7.   Other Revenues:
     --------------

        During the first quarter of 1999, Novartis agreed to provide funding for certain programs to be conducted by Organogenesis. We have recorded other income from Novartis of $206,000 and $438,000 for the three and nine months ended September 30, 1999 relating to our initiation of these programs. This amount is included in "Product sales to related party, royalties and other income".

8.   Research, Development and Operations:
     ------------------------------------

        In addition to research and development, this cost category includes expenses of our manufacturing and related operating support departments and costs to manufacture products for research and for sale as we continue our expansion.

                                                     For the                        For the
                                                  Three Months                    Nine Months
                                               Ended September 30,            Ended September 30,
                                             -----------------------       -----------------------
                                               1998           1999           1998           1999
                                             --------       --------       --------       --------
Research and development                     $  2,828       $  2,659       $  7,279       $  8,325
Operations and production                       2,085          2,753          5,419          7,748
                                             --------       --------       --------       --------
Total Research, development and operations   $  4,913       $  5,412       $ 12,698       $ 16,073
                                             ========       ========       ========       ========

9.   Subsequent Event:
     ----------------

        Subsequent to September 30, 1999, we received notice of grants to support two research projects: (1) $2,000,000 grant under the Advanced Technology Program of the National Institute for Standards and Technology to support development of an effective bioartificial liver prototype for our bioartificial liver device program. We expect this funding to be received over the next two years; and (2) $100,000 grant under the Small Business Innovation Research Program of the National Institutes of Health to support development of our tissue engineered vascular graft. We expect this funding to be received over the next six months.

        In addition, we received notice from the Commonwealth of Massachusetts that we were selected to receive a workforce training grant for approximately $162,000 to support employee training. We expect this funding to be received over the next six months.

        On November 12, 1999, we closed on a credit facility providing for the extension by a bank of one or more term loans aggregating up to $5,000,000 for the purpose of financing the purchase of certain equipment, leasehold improvements and other items. Borrowings under the credit facility are collateralized by a security interest in the items financed.

        Borrowings are permitted through September 29, 2000 and are payable beginning December 29, 2000 in 12 equal quarterly installments with final payment due on September 30, 2003. Interest only is payable during the draw period. The interest rate is a fluctuating rate per annum that is equal to the prime rate in effect from time to time, or we may elect that all or any portion of any term loan be made as a LIBOR loan with an interest period of one month, two months, three months or six months with the interest rate being equal to LIBOR plus an applicable margin (175 to 225 basis points). We are required to comply with certain covenants, including limitations on future indebtedness, dividends and investments, and to maintain certain financial ratios pertaining to minimum liquidity, tangible capital base, and debt service coverage (or, alternatively, minimum cash balance).

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

Our Lead Product, Apligraf(R)
--------------------------

        On May 22, 1998, our lead product, Apligraf(R) living skin construct, was approved for marketing in the US for the treatment of venous leg ulcers, a type of chronic wound. Apligraf is the only manufactured product containing living human cells to be approved for marketing through the FDA PMA process. Novartis Pharma AG has global Apligraf marketing rights. Novartis Pharmaceuticals Corporation launched Apligraf in the US in June 1998. Novartis also markets Apligraf in Canada and is beginning the introduction of Apligraf among key physicians in select European countries.

Apligraf(R) is a registered trademark of Novartis.

        The next large potential market for Apligraf is expected to be diabetic foot ulcers. The Apligraf pivotal trial in diabetic foot ulcers has been completed. We plan to submit a PMA supplement for diabetic foot ulcers to the FDA within the next three months. An eighteen-patient study of Apligraf in the treatment of epidermolysis bullosa, a genetic skin disease, has been completed under an investigator-sponsored investigational device exemption. The data from this study have been forwarded to the FDA. Data have also been presented and/or published with Apligraf in the treatment of burns, wounds due to dermatologic surgery and donor site wounds. A pivotal trial to assess the effect of Apligraf on the cosmetic outcome of wounds due to skin cancer removal is underway.

Our Pipeline
------------

        Our research pipeline includes Vitrix(TM) a living soft tissue replacement product now in initial human clinical study and our bioartificial liver and by-pass graft programs now in animal studies. We market an in-vitro testing product, TestSkin II, and also have GraftPatch(TM) and engineered collagen fibril technology as potential out-licensing opportunities. We have an active and expanding business development program related to our products and technologies.

Results of Operations:
---------------------

        Revenues

        Total revenues were $946,000 and $2,564,000 for the three and nine months ended September 30, 1999 compared to $744,000 and $8,389,000, for the same periods in 1998. Research and development support under the collaborative agreement with Novartis was $6,750,000 for the nine months ended September 30, 1998. Product sales to related party, royalties and other income increased to $708,000 and $1,819,000 for the three and nine months ended September 30, 1999, compared to $352,000 and $854,000, for the same periods in 1998 due to increased sales of product to Novartis and Novartis funding of certain programs. We expect Apligraf commercial sales to increase. Interest income was $238,000 and $745,000 for the three and nine months ended September 30, 1999, compared to $392,000 and $785,000 for the same periods in 1998. The three and nine month decrease was primarily due to the difference in funds available for investment.

        Costs and Expenses

        Research, development and operations expenses: Our R&D and operations
        ---------------------------------------------
expenses were $5,412,000 and $16,073,000 for the three and nine months ended September 30, 1999, compared to $4,913,000 and $12,698,000 for the same periods in 1998. The increase is primarily due to personnel additions in the research, development and clinical groups, as well as personnel additions in manufacturing and quality systems. Activities for this period that account for the increased costs also include expansion of Apligraf operations, the Apligraf diabetic ulcer and cosmetic outcome pivotal trials, the Vitrix(TM) soft tissue replacement preclinical program, and the liver assist device research program. Production costs exceeded product sales due to the start-up costs of new product introduction and the high costs associated with low volume production. We expect production volume to increase and our margins to improve. We expect to continue to expand manufacturing operations and advance the product pipeline during the remainder of 1999 and into 2000.

        General and administrative expenses: Our G&A expenses increased to
        -----------------------------------
$1,607,000 and $4,775,000 for the three and nine months ended September 30, 1999, compared to $1,521,000 and $3,933,000 for the same period in 1998. The increase was primarily due to personnel additions and increased professional fees.

        Other costs and expenses: Included in costs and expenses for the nine-
        ------------------------
months ended September 30, 1999 is a one-time, non-cash charge of $900,000 relating to the purchase of technology. Interest expense was $407,000 and $812,000 for the three and nine months ended September 30, 1999 due to the issuance of convertible debentures in March 1999.

        As a result of the net effect described, we incurred a net loss of $6,480,000, or $.21 per share (basic and diluted), and $19,996,000, or $.66 per share (basic and diluted), for the three and nine months ended September 30, 1999, respectively, compared to a net loss of $5,690,000, or $.19 per share (basic and diluted), and $8,242,000, or $.28 per share (basic and diluted), for the comparable 1998 periods. We may incur additional losses as expenditures continue to increase due to continued expansion of operations and research programs.

Capital Resources and Liquidity:
-------------------------------

        Funds Used in Operations

        At September 30, 1999, we had cash, cash equivalents and investments in the aggregate amount of $14,010,000 and working capital of $12,081,000, compared to $17,841,000 and $15,541,000, respectively, at December 31, 1998. Cash equivalents consist of money market funds, which are highly liquid and have original maturities of less than three months. Investments consist of securities that have an A or A1 rating or better with a maximum maturity of two years. Cash used in operating activities during the nine months ended September 30, 1999 was $17,909,000, compared to $7,220,000 for the nine months ended September 30, 1998, primarily for financing our ongoing research, development and manufacturing operations.

        Capital Spending

        Capital expenditures were $4,769,000 and $992,000 during the nine months ended September 30, 1999 and 1998, respectively, primarily related to further build-out of the current facilities to support Apligraf manufacturing and the acquisition of laboratory equipment for expanded research and development programs. We have committed approximately $1.2 million to expand our current facility in the areas of Apligraf manufacturing, quality systems labs, and packaging. We also plan to add a second facility in the future to enable further expansion.

        Financing

        From inception, we have financed our operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments, sale of products and receipt of royalties. During the nine months ended September 30, 1999, financing activities provided additional cash and working capital of $18,847,000 primarily from the sale of five-year convertible debentures and warrants to purchase common stock that generated net proceeds of $19,425,000 and the exercise of stock options of $373,000. Financing activities provided cash of approximately $25,851,000 for the nine months ended September 30, 1998 from: the sale of 200 shares of Series C convertible preferred stock that generated net proceeds of approximately $19,117,000; an equity investment of $6,000,000 from Novartis; and the exercise of stock options of $981,000.

        At September 30, 1999, we had approximately 62 shares of Series C convertible preferred stock outstanding. In the event that any Series C preferred stock are outstanding on the mandatory conversion date of March 26, 2000, we have the option of redeeming any such outstanding Series C preferred stock by: (1) paying cash equal to the product of the number of Series C preferred stock outstanding multiplied by the stated value of $100,000 per share; (2) issuing common stock equal to 1.15 of the stated value divided by the average of the closing bid prices for the 20 consecutive trading days prior to the mandatory conversion date; or (3) any combination of these methods.

        Subsequent to September 30, 1999, we received notice of grants to support two research projects: (1) $2,000,000 grant under the Advanced Technology Program of the National Institute for Standards and Technology to support development of an effective bioartificial liver prototype for our bioartificial liver device program. We expect this funding to be received over the next two years; and (2) $100,000 grant under the Small Business Innovation Research Program of the National Institutes of Health to support development of our tissue engineered vascular graft. We expect this funding to be received over the next six months.

        In addition, we received notice from the Commonwealth of Massachusetts that we were selected to receive a workforce training grant for approximately $162,000 to support employee training. We expect this funding to be received over the next six months.

        Liquidity and Other Risk Factors

        Based upon our current plans, we believe that existing working capital and future funds from Novartis, including product and royalty revenue, will be sufficient to finance operations into 2000. We will need additional capital within the next year to continue under the current plan. However, this statement is forward-looking and changes may occur that would significantly decrease available cash before such time. Factors that may change our cash requirements include:

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

        The task of assessment from a Y2K readiness perspective is 100% complete and remedial action for noncompliant systems is substantially complete and will be 100% complete before year end. In addition to the assessment of systems, key vendors, suppliers and other third parties were identified and a survey form was sent to each of these business entities to determine if their systems are Y2K compliant. We have received responses from substantially all of our critical vendors, suppliers, and other third parties. Y2K issues with our vendors, suppliers or other third parties could delay the shipment and receipt of critical supplies, potentially impacting production and operations. We proactively addressed the Y2K issue with vendors, suppliers and other third parties to minimize risk from these external factors.

        Our Y2K project is substantially complete and the costs associated with the Y2K issue is about $250,000, which includes the use of internal resources. Working capital was used to fund these costs. Costs consisted primarily of payroll costs for existing employees, including the information technology group, which are not separately tracked, as well as certain hardware and software upgrades and training costs. If we or key third parties such as suppliers and customers are not Y2K ready, there could be an adverse effect on our business, results of operations and financial condition. We believe that with the implementation of the Y2K program the risk of significant interruptions of normal operations is reduced. We have developed certain contingency plan to address a situation in which Y2K problems do cause an interruption in normal business activities.

Additional Cautionary Considerations:
------------------------------------

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

                              ORGANOGENESIS INC.


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

      10(c)    1991 Employee Stock Purchase Plan, as amended

      10(u)    1995 Stock Option Plan, as amended

      27       Financial Data Schedule (filed with electronic submission only)

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 1999.

                              ORGANOGENESIS INC.

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Organogenesis Inc.
                              (Registrant)



     Date: November 15, 1999            /S/ Herbert M. Stein
           -----------------            ----------------------------------------
                                        Herbert M. Stein, Chairman
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


     Date: November 15, 1999            /S/ Donna Abelli Lopolito
           -----------------            ----------------------------------------
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

                              ORGANOGENESIS INC.

                                 EXHIBIT INDEX

 Exhibit No.        Description of Exhibit
 -----------        ----------------------

       10(c)        1991 Employee Stock Purchase Plan, as amended

       10(u)        1995 Stock Option Plan, as amended

       27 Financial Data Schedule (filed with electronic submission only)