Form 10-Q/A
period 1999-09-30
ORGANOGENESIS INC
filed 2000-02-14
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

                              ORGANOGENESIS INC.

                                     Index
                                     -----

                                                                              Page
PART I - FINANCIAL INFORMATION                                              Number
------------------------------                                              ------
Item 1 - Financial Statements

     Consolidated Balance Sheets
          at December 31, 1998 and September 30, 1999......................      3

     Consolidated Statements of Operations
          for the three and nine months ended September 30, 1998 and 1999..      4

     Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1998 and 1999............      5

     Notes to Consolidated Financial Statements............................      6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations.........................     10

Signatures.................................................................     16

In this report, "Organogenesis" "we" "us" and "our" refer to Organogenesis Inc.

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

     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", (SAB 101) was issued December 3, 1999. SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently considering this new guidance to determine what impact the guidance may have on its accounting.

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

        Purchase of Technology

        In April 1999, we purchased specific equipment and intellectual property (consisting of patents and documentation only) of Baxter Healthcare Corporation relating to the research and development for the design and manufacturing of key mechanical components of an extracorporeal bioartificial liver device. The purchase price consists of the reissuance of 50,000 shares of common stock held in treasury. In May 1999, we filed a registration statement registering all 50,000 of these shares, 25,000 of which are subject to a one-year lock-up agreement. Additionally, we may be required to make a future cash payment that is contingent on the average closing price of our common stock over the twenty consecutive trading days immediately prior to the earlier of the date we receive FDA approval of an Investigational Device Exemption for a liver assist device or January 1, 2003. We will have no obligation to make such future cash payment if at any time during the period between April 2000 and the date such cash payment is otherwise payable by us, the value of the shares of common stock issued to Baxter is equal to or greater than $1,000,000. If this contingent payment is required in the future, such cash payment will reduce the value of the 50,000 shares issued. Total consideration is $1,000,000 of which $900,000 is a non-cash charge for the purchase of incomplete technology during the nine months ended September 30, 1999, with the remainder of this purchase capitalized to property and equipment. The purchase was made to strengthen our resources to develop the technology. The charge to expense was due to the early stage of the technology and that the technology has not provided proof of principle. Additionally, the time and cost to prove this principal is not known. This program is expected to be a long-term endeavor that will be evaluated periodically to determine future spending levels. It is expected that development of a Liver Assist Device will cost millions of dollars and take 8 to 15 years before we could develop a product which might be approved for commercial sale. We do not currently have the resources to fully develop such a product. It is our intent that once proof of principle is established, we would seek funding or partnership for the project.

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

                              ORGANOGENESIS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include information on:

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

        Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q/A and in other publicly available filings with the SEC, such as our Annual Report on Form 10-K for the year ended December 31, 1998. The risk and other factors noted throughout this Form 10-Q/A could cause our actual results to differ materially from the results contained in any forward-looking statements.

        In Management's Discussion and Analysis, we explain the general financial condition and results of operations for Organogenesis Inc. As you read this MD&A, referring to our consolidated financial statements contained in Item 1 of this Form 10-Q/A may be helpful. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of our research and development efforts, the receipt of milestone and research and development support payments, if any, from Novartis, product revenues, manufacturing costs, the timing of certain expenses and the establishment of additional collaborative agreements, if any.

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

        Other costs and expenses: Included in costs and expenses for the nine-
        ------------------------
months ended September 30, 1999 is a non-cash charge of $900,000 relating to the purchase of incomplete technology to be used specifically in our liver assist device research and development efforts (refer to the commitments footnote to the Financial Statements for a full description of this technology). The purchase was made to strengthen our resources to develop the technology. The charge to expense was due to the early stage of the technology and that the technology has not provided proof of principle. Additionally, the time and cost to prove this principal is not known. This program is expected to be a long-term endeavor that will be evaluated periodically to determine future spending levels. It is expected that development of a Liver Assist Device will cost millions of dollars and take 8 to 15 years before we could develop a product which might be approved for commercial sale. We do not currently have the resources to fully develop such a product. It is our intent that once proof of principle is established, we would seek funding or partnership for the project. Interest expense was $407,000 and $812,000 for the three and nine months ended September 30, 1999 due to the issuance of convertible debentures in March 1999.

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



                              Organogenesis Inc.
                              (Registrant)



     Date: February 14, 2000            /S/ Philip M. Laughlin
           -----------------            ----------------------------------------
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


     Date: February 14, 2000            /S/ Donna Abelli Lopolito
           -----------------            ----------------------------------------
                                        Donna Abelli Lopolito, Vice President
                                        Finance and Administration, Chief
                                        Financial Officer, Treasurer and
                                        Secretary (Principal Financial and
                                        Accounting Officer)