Form 10-K
period 1999-12-31
ORGANOGENESIS INC
filed 2000-03-30
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K
                               ----------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $442,900,000 based on the last reported sale price of the company's common stock on the American Stock Exchange as the close of business on March 3, 2000. There were 31,632,365 shares of common stock outstanding as of March 3, 2000, excluding treasury shares.

                           DOCUMENTS INCORPORATED BY REFERENCE

                                                                  Part of Form
                                                                      10-K
                                                                   into which
                             Document                             incorporated
                             --------                             ------------
Portions of the Registrant's Definitive Proxy Statement
  for its 2000 Annual Meeting of Stockholders ..................       III

      With the exception of the portions of the Definitive Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders expressly incorporated into this Report by reference, such document shall not be deemed filed as a part of this Annual Report on Form 10-K.

                                     PART I

      This Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include information on:

o     Our business outlook and future financial performance;

o     Anticipated profitability, revenues, expenses and capital expenditures;

o     Future funding and expectations as to any future events; and

o Other statements that are not historical fact and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.

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

Item 1. Business

      Organogenesis Inc. - a tissue engineering firm - designs, develops and manufactures medical products containing living cells and/or natural connective tissue. We are the developer and manufacturer of the only mass-manufactured medical product containing living human cells marketed in the US. Our product development program includes living tissue replacements, cell-based organ assist devices and other tissue-engineered products. Our lead product, Apligraf(R) skin construct, was launched in the US in June 1998 by marketer Novartis Pharmaceuticals Corporation. Our strategy is to commercialize products either by ourselves or through partners with an established marketing presence.

      Organogenesis was organized as a Delaware corporation in 1985. Our principal offices are located at 150 Dan Road, Canton, Massachusetts 02021. The telephone number is 781/575-0775.

Products

      Organogenesis is utilizing its expertise in living mammalian (e.g., human) cells and connective tissue in its product development. In addition to Apligraf, major programs include VITRIX(TM) soft tissue replacement product, an off-the-shelf vascular graft and a liver assist device. These programs are profiled on the following pages.

      Our portfolio also includes potential licensing opportunities. These opportunities include: GRAFTPATCH(TM) soft tissue reinforcement product, which has been cleared for marketing through the FDA 510k process; TESTSKIN(TM) II, an in vitro testing product; our conditioned medium, a cell culture product found to stimulate the generation of certain skin cell types; and our proprietary technology to produce collagen fibrils designed to provide local tissue bulking.

Apligraf(R) is a registered trademark of Novartis.

      On the Market - Apligraf

      Product Description - Like human skin, Apligraf has an organized, two-layered structure. It features the key components of skin - the lower dermal cells (fibroblasts), the upper epidermal cells (keratinocytes) and its key structural protein (collagen). Unlike human skin, Apligraf does not contain structures such as blood vessels, hair follicles and sweat glands or other cell types such as Langerhans' cells, melanocytes, macrophages or lymphocytes. Apligraf is mass-produced, available to physicians off-the-shelf and does not require hospitalization for use. To enable Apligraf to be used on any patient, cell types that might cause the product to be rejected are omitted from the manufactured product.


          [Photo showing structure of Apligraf compared to Human Skin]


      Under the microscope, as shown above, Apligraf has a structure similar to human skin.

      Status - Apligraf is approved and marketed in the US for the treatment of venous leg ulcers. In December 1999, Organogenesis applied to the FDA for marketing approval for a second indication - diabetic foot ulcers. In fourth quarter 1999, Novartis began initial product introduction in Switzerland, the first of several planned in Europe. Apligraf is also marketed in Canada. Global Apligraf marketing rights belong to Novartis Pharma AG, which bears all sales and marketing costs for the product.

      Current and Potential Markets  -

      Chronic wounds: Considered the largest potential market for Apligraf, chronic wounds can severely impact patient lives, causing pain, reduced mobility and lost work time. Wounds can lead to serious infection, hospitalization and, in some cases, amputation. They can also be quite costly to the medical system.

      Venous leg ulcers: Apligraf is approved and marketed in the US for the treatment of venous leg ulcers, a type of chronic wound caused by poor blood circulation. Venous leg ulcers are estimated to afflict approximately 1,000,000 people in the US alone. Many of these wounds resist healing with traditional treatments and may be candidates for Apligraf therapy.

      Diabetic foot ulcers: Diabetic foot ulcers, another chronic wound type, affect up to 800,000 people in the US. A leading cause of hospitalization among diabetics, they can lead to amputation: over 50,000 amputations are performed on diabetics each year in the US. In December 1999, we submitted to the FDA an Apligraf PMA supplement for approval for use in diabetic foot ulcers. The basis of the PMA supplement is the Apligraf diabetic ulcer pivotal trial. In this multi-center trial, Apligraf was found to heal more patients, faster, than standard care alone.

      Acute wounds: Serious acute wounds, such as those caused by burns or severe skin disorders, tend to be less common than chronic wounds: in the US, fewer than 15,000 people yearly are burned sufficiently to require skin grafting. However, they can affect a large percentage of the body. Better treatments are needed to improve patient outcome from such wounds. For burns and other acute wounds, such as skin surgery wounds, there is also a need to improve the quality of healing, such as reducing scarring. We currently have underway a pivotal trial designed to assess whether use of Apligraf to treat wounds due to skin cancer surgery leads to a better cosmetic outcome.

      Data from smaller Apligraf studies, including in donor site wounds, burns and epidermolysis bullosa (a genetic skin disorder), were published or presented during 1999 by the Company or by practicing physicians.

      In Pilot Human Clinical Trials - VITRIX(TM)

      The impetus for VITRIX development was the need for better treatments, for damaged dermal and other connective tissues. For example, the body does not regenerate dermal tissue - skin's lower layer -when it is lost due to injury or surgery. Without dermal tissue to guide the repair process, humans heal with scar tissue. Dermal tissue is also important from a practical perspective: wounds healing over inadequate dermal tissue can have a sunken or puckered appearance. Other internal connective tissues can also become damaged or destroyed. These include structural parts of the spine and soft tissue lost with tumor removal.

      VITRIX is composed of the key components of human dermal tissue - dermal cells (fibroblasts) and dermal proteins (collagen and other matrix molecules) - in an all-natural tissue. Potential uses for VITRIX include in wound repair, as well as in orthopedic, general and reconstructive surgery. Organogenesis began pilot human clinical trials with VITRIX in 1999.

      Research and Development Programs

      Vascular Graft

      Each year in the United States, approximately 375,000 coronary artery bypass graft (CABG) procedures are performed to restore blood flow in the arteries that keep the heart alive. Each CABG may require several by-pass grafts as patients may have multiple blockages. Today, surgeons rely on vein harvested from the patient for graft material. Use of patient vein, however, has its drawbacks. The patient may not have sufficient healthy vein available. Harvesting vein can greatly extend the duration and, thus, cost of the procedure. It also creates a second wound site, increasing patient discomfort and risk of complications.

      We are developing an off-the-shelf vascular graft designed to provide the necessary physical properties while becoming converted into living tissue through population with the patient's own cells. Animal data on this program, published in the scientific journal, Nature Biotechnology, in November 1999, showed that our non-living vascular graft had been converted to living tissue within 90 days of implantation. Our vascular graft is currently in animal studies.

      Liver Assist Device

      Today in the United States, approximately 150,000 people yearly are hospitalized for liver disease and over 43,000 people die from it. Liver transplantation, currently the only effective treatment for liver failure, has a number of drawbacks, including limited organ availability, riskiness, invasiveness and high cost. Patients with acute liver failure risk dying before a donor liver becomes available, creating a need for a bridge to transplant. A liver assist device is also expected to enable some patients to avoid transplantation by providing liver function until their own liver regenerates.

      Organogenesis has a research program to develop a device that will house living liver cells to process patient blood, providing temporary liver function using a dialysis-type procedure. We are applying our expertise in cell procurement, culture and optimization to this program. In 1999, Organogenesis acquired intellectual property and equipment from Baxter Healthcare Corporation related to device design and manufacturing.

      Our liver assist device program is currently in research. In October 1999, the program was selected for a $2 million award under the Advanced Technology Program of the National Institute for Standards and Technology. This two-year grant is to assist Organogenesis in designing an effective device prototype.

Risk factors

      Our Company Has a History of Losses and We Expect to Continue to Incur Losses

      Organogenesis Inc. was founded in 1985. We have incurred operating losses in every year of our existence. We incurred net losses of $19,807,000 for the year ended December 31, 1997, $14,031,000 for the year ended December 31, 1998 and $28,350,000 for the year ended December 31, 1999, which losses are continuing. As of December 31, 1999, we have an accumulated deficit of $129,367,000. We have not achieved profitability and expect to continue to incur net losses. The extent of future losses and the time required to achieve profitability is highly uncertain. Moreover, although our business is not seasonal in nature, our revenues tend to vary significantly from fiscal quarter to fiscal quarter.

      In Order to Achieve Commercial Success, Our Products Must Gain Market Acceptance

      We manufacture and market one principal product: Apligraf. We have only recently begun to market Apligraf, which is marketed through Novartis, and to generate revenues from the commercialization of this product. Products under development will require additional research and development efforts, including clinical testing and regulatory approval, prior to commercial use. Our potential products are subject to the risks of failure inherent in the development of medical products based on new technologies. These risks include the possibilities that:

      o     Our approach will not be successful;

      o Our potential products will be found to be unsafe, ineffective or otherwise will fail to meet applicable regulatory standards or receive necessary regulatory clearances;

      o The potential products, if safe and effective, will be difficult to develop into commercially-viable products, will be difficult to manufacture on a large scale, will be uneconomical to market, will fail or be delayed in gaining acceptable insurance reimbursement or will fail to obtain acceptance by the medical community;

      o Proprietary rights of third parties will preclude us from marketing such products; or

      o     Third parties will market superior or equivalent products.

      Our business results would be hurt if we are unable to demonstrate to the medical community the efficacy, relative safety and cost effectiveness of treating patients with our products or if our products were not accepted as alternatives to other existing or new therapies.

      Our Markets Are Competitive and Our Competitors Could Develop More Effective Products

      We are engaged in the rapidly evolving and competitive field of tissue engineering for the treatment of skin wounds and other medical needs. Our competitors include tissue engineering companies, xenotransplant companies, wound care divisions of major pharmaceutical companies and other pharmaceutical, biotechnology and medical products companies using traditional technologies to develop products for wound care. Some of these companies have much greater resources, research and development staffs and facilities, experience in conducting clinical trials and obtaining regulatory approvals and experience in the manufacturing, marketing and distribution of products than we do. Our competitive position is based upon our ability to:

      o create and maintain scientifically-advanced technology and proprietary products and processes;

      o     attract and retain qualified personnel;

      o     obtain patent or other protection for our products and processes;

      o     obtain required government approvals on a timely basis;

      o     manufacture products on a cost-effective basis; and

      o     successfully market products.

      If we are not successful in meeting these goals, our business could be hurt. Similarly, our competitors may succeed in developing technologies, products or procedures that are more effective than any that we are developing or that would render our technology and products obsolete, noncompetitive or uneconomical.

      We Currently Depend Upon Strategic Relationships to Market Our Products and Our Distributors May Not Be Successful in Marketing Our Products

      We currently have limited experience in sales, marketing and distribution and may need to develop long-term strategic relationships with partners, such as Novartis, that have marketing and sales forces with technical expertise and distribution capability. To the extent that we enter into such relationships, our revenues will depend upon the efforts of third parties who may or may not be successful. We may not be able to establish or maintain long-term strategic relationships, and if we do, our collaborators may not be successful in gaining market acceptance for our products. To the extent that we choose not to or are unable to negotiate or maintain collaborations, we may need more capital and resources to undertake a commercialization program at our own expense. In addition, we may encounter significant delays in introducing our products into certain markets or find that the commercialization of products in such markets may be adversely affected by the absence of collaborative agreements. We are dependent on Novartis for the successful marketing and selling of Apligraf worldwide. If Novartis does not succeed in marketing and selling Apligraf or gaining international approvals for the product or if we are unable to meet the production demand of global commercialization, our operating results will suffer.

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

      Testing is necessary to determine safety and efficacy before a submission may be filed with the FDA to obtain authorization to market regulated products. In addition, the FDA imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, Good Manufacturing Practices, record keeping and reporting requirements. The FDA also may require post-marketing testing and surveillance programs to monitor a product's effects. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals or could negatively affect the marketing of our existing products. We would not be able to commercialize our products as planned and our operating results would be hurt if:

      o     the regulatory agencies find our testing protocols to be inadequate;

      o the appropriate authorizations are not granted on a timely basis, or at all;

      o the process to obtain authorization takes longer than expected or we have insufficient funds to pursue such approvals;

      o     we lose previously-received authorizations; or

      o     we do not comply with regulatory requirements.

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

      We Rely Heavily Upon Our Patents and Proprietary Technology and Any Future Claims that Our Patents Are Invalid Could Seriously Harm Our Business

      We rely upon our portfolio of patent rights, patent applications and exclusive licenses to patents and patent applications relating to living tissue products, organ assist treatments and other aspects of tissue engineering. We currently have 24 patents issued in the US, 11 pan-European patents issued and six patents issued in Japan. As part of our continuing interest in protecting intellectual property rights, we have filed and are prosecuting 16 other patent applications in the US. We also license some of our technologies under an exclusive patent license agreement with the Massachusetts Institute of Technology. The agreement with MIT covers certain US patents and corresponding patents in Europe and Japan. The earliest patent expiration is in 2006. Pursuant to the MIT agreement, we have been granted an exclusive, worldwide license to make, use and sell the products covered by the patents and to practice the procedures covered by the patents. We are not currently a party in any infringement claim.

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

      We Must Be Able to Manufacture Our Products Successfully

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

      We Must Be Able to Obtain Adequate Sources of Supply

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

      The Retention of Key Personnel Is Important to Our Competitive Position

      Because of the specialized nature of our business, our success will depend upon our ability to attract and retain highly qualified personnel and to develop and maintain relationships with leading research institutions. The competition for those relationships and for experienced personnel amongst the biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions is intense. If we are unable to continue to attract and retain such personnel or relationships, our competitive position could be hurt.

      We May Be Subject to Product Liability Suits; Our Insurance May Not Be Sufficient to Cover Damages

      Our business exposes us to potential liability risks that are inherent in the testing, manufacturing, marketing and sale of medical products. The use of our products and product candidates, whether for clinical trials or commercial sale, may expose us to product liability claims or product recall and possible adverse publicity. Although we have product liability insurance coverage, the level or breadth of our coverage may not be adequate to fully cover potential liability claims. In addition, we may not be able to obtain additional product liability coverage in the future at an acceptable cost. A successful claim or series of claims brought against us in excess of our insurance coverage and the effect of product liability litigation upon the reputation and marketability of our technology and products, together with the diversion of the attention of key personnel, could negatively affect our business.

      Our Business Is Subject to the Uncertainty of Third-Party Reimbursement and Health Care Reform Measures Which May Limit Market Acceptance

      In both domestic and foreign markets, our ability to commercialize our product candidates will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products. If our products are not considered cost-effective, third-party payors may limit reimbursement. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If government and third party payors do not provide adequate coverage and reimbursement levels for uses of our products, the market acceptance of our products would be limited.

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

      Our Stock Price Is Volatile and Can Fluctuate Significantly Based on Events Not In Our Control and General Industry Conditions

      The biotechnology sector seems particularly vulnerable to abrupt changes in investor sentiment. Stock prices of companies in the biotechnology industry, including ours, can swing dramatically, with little relationship to operating performance. Our stock price may be affected by a number of factors including, but not limited to:

      o     clinical trial results and other product development events;

      o     the outcome of litigation;

      o     decisions relating to intellectual property rights;

      o     the entrance of competitive products into our market;

      o changes in reimbursement policies or other practices related to the pharmaceutical industry; or

      o     other industry and market changes or trends.

      During the past three years, the price of our common stock, adjusted for stock splits, has ranged from $6.75 to $35.19 per share. These fluctuations can occur due to events outside of our control, regulatory actions such as government approval of products or reimbursements, and general market conditions affecting the biotechnology sector or the stock market generally.

      We will Need to Raise Additional Funds, Your Investment Could Be Adversely Affected

      Based upon our current plans, we believe that common stock issued subsequent to December 31, 1999, together with existing working capital and future funds from Novartis, including product and royalty revenue, will be sufficient to finance operations into 2001. However, this statement is forward-looking and changes may occur that would significantly decrease available cash before such time. Factors that may change our cash requirements include:

      o Delays in obtaining regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;

      o Delays in commercial acceptance and reimbursement when product launches occur;

      o     Changes in the progress of research and development programs; and

      o Changes in the resources devoted to outside research collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies.

      Any of these events could adversely impact our capital resources, requiring us to raise additional funds. Management believes that additional funds may be available through equity or debt financing, strategic alliances with corporate partners, capital lease arrangements, or other sources of financing in the future. There can be no assurances that these funds will be available when required on terms acceptable to us, if at all. If adequate funds are not available when needed, we would need to delay, scale back or eliminate certain research and development programs or license to third parties certain products or technologies that we would otherwise undertake ourselves, resulting in a potential material adverse effect on our financial condition and results of operations.

      Our Anti-Takeover Measures May Affect the Value of Our Stock

      We, as a Delaware corporation, are subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, Section 203 restricts the ability of a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder. As a result of the application of Section 203 and certain provisions in our certificate of incorporation and bylaws, potential acquirors may be discouraged from attempting to acquire us, thereby possibly depriving our stockholders of acquisition opportunities to sell or otherwise dispose of our stock at above- market prices typical of such acquisitions.

      We have also adopted a shareholder rights plan, which gives holders of common stock the right to purchase shares of our Series B Junior Participating Preferred Stock if a potential acquiror purchases or plans to make a tender offer to purchase 15% or more of our outstanding common stock. The existence of this plan may make it more difficult for a third party to acquire control of us.

      We are authorized to issue up to 1,000,000 shares of preferred stock, $1.00 par value per share and to determine the price, privileges and other terms of such shares. The issuance of any preferred stock with superior rights to the common stocks could reduce the value of the common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party, thereby preserving control of Organogenesis by present owners and management and preventing our holders of common stock from realizing a premium on their shares.

      The Value Of Your Securities May Decrease If Other Security Holders Exercise Their Options and Warrants or Convert Their Debt Into Common Stock or If Other Stockholders Sell Their Stock

      At December 31, 1999, 30,604,019 shares of our common stock are outstanding (excluding 85,000 treasury shares). We have reserved an additional 12,718,286 shares of common stock for future issuance upon exercise or conversion of options, warrants, the Series C convertible preferred stock and the convertible debentures (excluding 3,000,000 shares of common stock reserved under a shelf registration declared effective on February 14, 2000). We plan to issue additional options and warrants in the future. If any of these securities are exercised or converted, investors may experience significant dilution in the market value and earnings per share of the common stock into which these securities are convertible.

      We Have No Intention to Pay Cash Dividends

      We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any cash dividends in the foreseeable future. As a result, an investor will only recognize an economic gain on an investment in our stock from an appreciation in the price of our stock.

Collaborative and Other Agreements

      In January 1996, we entered into an agreement with Novartis Pharma AG granting them exclusive global marketing rights to Apligraf. Under the agreement, Novartis is responsible for Apligraf sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the US. The agreement provides us with up to $40,000,000 in equity investments and nonrefundable research, development and milestone support payments. The equity investments made were determined using quoted market prices over a 30-day period or a premium to market, as in accordance with the contract terms. The nonrefundable research, development and milestone support payments were recognized as "Research and development support from related party" revenue in the year received. All payments received relate to research and development efforts that had been completed and no future obligations exist relating to these payments. The table below summarizes all payments received and the year they were recorded:

                                           1996         1997         1998        1999
                                        ----------   ----------   -----------   ------
Equity investments                      $5,000,000   $       --   $ 6,000,000   $   --
Research and development support from
   related party                         6,500,000    2,500,000     6,750,000       --
                                        ----------   ----------   -----------   ------
Total                                   $11,500,00   $2,500,000   $12,750,000   $   --
                                        ==========   ==========   ===========   ======

      The remaining payments are based upon achievement of specified events. During March 2000, we received $5,000,000 from Novartis, which represents a milestone support payment received in advance of achievement of the milestone. Under the agreement, we supply Novartis' global requirements for Apligraf and receive revenue consisting of a per unit manufacturing payment and royalty on net product sales.

      During the first quarter of 1999, Novartis agreed to provide funding for certain programs to be conducted by Organogenesis. We have recorded $572,000 for the period ended December 31, 1999 relating to the initiation of these programs, which is included in "Other income".

      In 1994, we signed a license agreement with Toyobo Ltd. granting Toyobo a license to manufacture and market TESTSKIN(TM) in Japan in exchange for royalty payments. Additionally, Toyobo may, but is not obligated to, purchase collagen and other products from us. Revenues under this arrangement are included in other income. This agreement is coterminous with certain patents.

Research Agreements

      We have entered into various collaborative research agreements that are generally funded over a one or two-year period. Each agreement is reviewed at least annually and the amounts to be funded for the next period are then determined. Either party may cancel the agreement upon advance written notice. Total payments under these agreements were $571,000, $648,000 and $662,000 for 1997, 1998 and 1999, respectively. All our research agreements are early stage today, but have the potential to develop into more material relationships in the future.

Research and Development

      We plan to continue to focus product development efforts on high-quality cell therapy, connective tissue and other types of tissue-engineered products for a variety of areas, including wound care, surgery, cardiovascular medicine and liver disease.

      Our research and development staff consists of scientists and laboratory assistants with technical backgrounds in cell biology, matrix biology, cell culture, immunology, cryopreservation, molecular biology and clinical medicine.

      For 1997, 1998 and 1999, research and development expenses were $13,854,000, $17,542,000, and $18,166,000, respectively, which include production costs (except cost of product sales commencing in 1999) and funding of the research and other agreements noted above. All amounts expended were for company-sponsored research and development.

Employees

      As of March 24, 2000, we had 205 full-time employees. We have established a stock option plan providing equity incentives, an employee stock purchase plan and a 401(k) plan for all full-time employees. We believe that, through equity participation, attractive fringe benefit programs and the opportunity to contribute to the development and commercialization of new products using new technology, we will continue to be able to attract highly-qualified personnel.

Scientific Advisory Board

      We have a Scientific Advisory Board ("SAB") composed of five physicians, professors and scientists in various fields of medicine and science. The SAB meets from time to time to advise and consult with management and our scientific staff. Each member of the SAB is expected to devote only a portion of his time to us and may have consulting or other advisory arrangements with other entities that may conflict or compete with his obligations to us. Members of the SAB have no formal duties, authority or management obligations.

Item 2. PROPERTIES

      We occupy our main offices and manufacturing premises under a facility lease for 79,500 square feet of space in Canton, Massachusetts at an annual average base rent of approximately $790,000, plus operating expenses, that expires on September 30, 2004. This lease has three options to extend the term for an additional five years per option. Taxes, insurance and operating expenses are our responsibility under the terms of the lease. In May 1999, we entered into another facility lease for approximately 62,500 square feet of additional office and warehouse space in Canton, Massachusetts at an annual average base rent of approximately $421,875, plus operating expenses, that expires on December 5, 2004. This lease has three options to extend the term for an additional five years per option. In total, we currently lease approximately 142,000 square feet of space. We also had a facility lease for warehouse and office space that expired on December 31, 1999. In January 1999, we entered into a noncancelable operating lease for certain office equipment.

      We believe that current facilities will adequately support manufacturing needs and research and development activities through the end of 2000 and beyond.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the American Stock Exchange under the symbol ORG. On March 3, 2000, there were 763 shareholders of record of our common stock. The table below lists the high and low quarterly range of reported closing prices of our common stock during the past two years.

                                           1998                       1999
                       ------------------------    -----------------------
                             High           Low          High          Low
                             ----           ---          ----          ---
First Quarter          $ 27  3/16     $ 15 9/16    $ 15 11/16   $ 10 15/16
Second Quarter           35  3/16       19  5/8      13   3/4      8   3/4
Third Quarter            18 15/16        8  7/8      11  9/16      7   1/2
Fourth Quarter           16   3/8        9 3/16      11   7/8      6   3/4

      The amounts above have been adjusted to reflect a one-for-four stock split accounted for as a stock dividend distributed on April 29, 1998 to stockholders of record as of April 22, 1998. All related data in the consolidated financial statements reflect this stock dividend for all periods presented, except for the Statements of Changes in Stockholders' Equity. No cash dividends have been paid to date on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA (in thousands, except share data and number of employees)

                                                                For the Years Ended December 31,
                                        --------------------------------------------------------
                                            1995        1996        1997        1998        1999
                                        --------    --------    --------    --------    --------
Revenues                                $    627    $  7,527    $  3,531    $  8,997    $  3,578
Net Loss                                 (12,737)     (7,499)    (19,807)    (14,031)    (28,350)
Net Loss Per Common Share                  (0.52)      (0.27)      (0.70)      (0.48)      (0.93)
Working Capital                           12,886      11,256       4,843      15,541       2,981
Capital Expenditures                         319       3,311       1,069       2,464       5,767
Total Assets                              19,304      22,436      13,780      26,710      27,305
Total Long-Term Debt                          --          --          --          --      22,287
Stockholders' Equity (Deficit)            17,798      18,478      11,523      23,239      (6,974)

Number of Employees                           97         115         137         186         208

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

Overview of Organogenesis Inc.

      Organogenesis Inc. - a tissue engineering firm - designs, develops and manufactures medical products containing living cells and/or natural connective tissue. We are the developer and manufacturer of the only mass-manufactured medical product containing living human cells marketed in the US. Our product development program includes living tissue replacements, cell-based organ assist devices and other tissue-engineered products. Our lead product, Apligraf(R) skin construct, was launched in the US in June 1998 by marketer Novartis Pharmaceuticals Corporation. Our strategy is to commercialize products either by ourselves or through partners with an established marketing presence.

Our Lead Product, Apligraf

      Apligraf is approved and marketed in the US for the treatment of venous leg ulcers. In December 1999, Organogenesis applied to the FDA for marketing approval for a second indication - diabetic foot ulcers. Novartis Pharma AG has global Apligraf marketing rights. In fourth quarter 1999, Novartis began initial product introduction in Switzerland, the first of several planned in Europe. Novartis also markets Apligraf in Canada.

      A pivotal trial is underway designed to assess whether use of Apligraf to treat wounds due to skin cancer surgery leads to a better cosmetic outcome. Data from smaller Apligraf studies, including in donor site wounds, burns and epidermolysis bullosa (a genetic skin disorder), were published or presented during 1999.

Our Pipeline

      Our pipeline includes VITRIX soft tissue replacement product, now in pilot human clinical trials; our vascular graft program, currently in animal studies; and our liver assist device program, currently in research. Our portfolio also includes potential licensing opportunities. These opportunities include:
GraftPatch(TM) soft tissue reinforcement product, which has been cleared for marketing through the FDA 510k process; TESTSKIN(TM) II, an in vitro testing product; our conditioned medium, a cell culture product found to stimulate the generation of certain skin cell types; and our proprietary technology to produce collagen fibrils designed to provide local tissue bulking.

Results of Operations

      With the approval and launch of Apligraf, we began a new era of operations. We are seeing, as expected, a gradual ramp-up in sales. We expect production costs to exceed product sales for the near term due to start-up expenses and the high costs associated with low volume production. However, we expect production volume to increase.

      Revenue

      Total revenues for years 1997, 1998 and 1999 consisted of:


                                                 1997         1998        1999
                                           ----------   ----------  ----------
      R&D support from related party       $2,500,000   $6,750,000  $       --
      Product sales to related party and
      others                                  444,000    1,082,000   1,844,000
      Other income                             85,000      107,000     832,000
      Interest income                         502,000    1,058,000     902,000
                                           ----------   ----------  ----------
                                           $3,531,000   $8,997,000  $3,578,000
                                           ==========   ==========  ==========

      The year-over-year increase in product sales to related party and others is due to increased unit sales of Apligraf to Novartis. We expect Apligraf commercial sales to continue to increase. Product sales to others are insignificant in 1999 and 1998, and are approximately $205,000 in 1997. The increase in other income is mainly due to Novartis funding of certain programs. R&D support payments are recognized when earned and are nonrefundable. The year-over-year changes in interest income are primarily due to the difference in funds available for investment.

      Expenses

      Cost of product sales: Our cost of product sales was $3,773,000 in 1999. All costs of production prior to 1999 were included in research and development expenses due to insignificant commercial sales and low production volume associated with early stage commercial launch. Cost of product sales includes the direct costs to manufacture and package Apligraf and an allocation of our production related indirect costs. Cost of product sales exceeded product sales due to the start-up costs of new product introduction and the high costs associated with low volume production. We expect production volume to increase and our margins to improve. We expect to continue to expand production operations during the next 12 months.

      Research and development: Our R&D and operations expenses consist of costs associated with research, development, clinical and operations (excluding cost of sales in 1999). These expenses increased to $18,166,000 for 1999, from $17,542,000 in 1998 and $13,854,000 in 1997. The increase in 1999 was primarily due to: approximately $1,483,000 in personnel costs, outside services, supplies, and occupancy costs to support our ongoing programs, including VITRIX and liver assist device, as well as costs to support publications studies and other sponsored programs; offset by an approximate $596,000 net decrease in clinical related costs as last year included non-recurring expenses related to FDA approval and the Apligraf diabetic ulcer pivotal trial was at its peak; and offset by an approximate $327,000 net decrease in operating related expenditures. The increase in 1998, which included cost of product sales on insignificant commercial sales and low volume production, was primarily due to the following: approximately $881,000 clinical trials activity, including the Apligraf diabetic ulcer pivotal trial and non-recurring expenses related to FDA approval; approximately $1,093,000 for progressing preclinical programs, including VITRIX; and approximately $1,597,000 relating to investing in manufacturing operations, including personnel additions. We expect to continue to advance the product pipeline during the next 12 months.

      General and administrative expenses: Our G&A expenses include the costs of our corporate, finance, information technology and human resource functions. G&A expenses increased to $7,808,000 for 1999 from $5,486,000 in 1998 and $3,929,000 in 1997. The 1999 increase is primarily due to: approximately $1,304,000 for personnel additions and increased outside and professional fees; approximately $565,000 relating to occupancy costs and consolidating administrative facilities; and approximately $411,000 for the estimated fair value of warrants issued relating to a consulting contract. The 1998 increase of $1,557,000 is primarily due to adding support staff and higher outside and professional services, partially relating to regulatory-related activities. We expect the growth in G&A expenses to increase at a slower rate.

      Other costs and expenses: Included in costs and expenses for 1999 is a non-cash charge of $900,000 relating to the purchase of incomplete technology to be used specifically in our liver assist device research and development efforts (refer to the commitments footnote to the Financial Statements for a full description of this technology). The purchase was made to strengthen our resources to develop the technology. The charge to expense was due to the early stage of the technology that has not provided proof of principle. Additionally, the time and cost to prove this principle is not known. This program is expected to be a long-term endeavor that will be evaluated periodically to determine future spending levels. It is expected that development of a liver assist device will cost millions of dollars and take 8 to 10 years before we could develop a product, which might be approved for commercial sale. We do not currently have the resources to fully develop such a product. It is our intent that once proof of principle is established, we will seek funding or partnership for the project.

      Additionally, in May 1997, we incurred a one-time, non-cash compensation charge of $5,555,000 relating to the extension of the term of a stock option held by an officer. Interest expense was $1,281,000 for 1999 due to the issuance of convertible debentures in March 1999.

      Net Income

      We incurred a net loss of $28,350,000, or $.93 per share (basic and diluted) for 1999, compared to a net loss of $14,031,000, or $.48 per share (basic and diluted) for 1998 and a net loss of $19,807,000, including the $5,555,000 non-cash charge, or $.70 per share (basic and diluted) for 1997. We may incur additional losses as expenditures continue to increase due to expansion of operations and research programs.

      For 1997, the net loss per common share (basic and diluted) and weighted average number of common shares outstanding were adjusted for a one-for-four stock split accounted for as a stock dividend distributed on April 29, 1998. After accounting for the one-for-four stock split, the 1997 net loss per common share (basic and diluted) decreased to $.70 per share as compared to $.87 per share.

Capital Resources and Liquidity

      Funds Used in Operations

      At December 31, 1999, we had cash, cash equivalents and investments in the aggregate amount of $12,439,000 and working capital of $2,981,000 compared to $17,841,000 and $15,541,000, respectively, at December 31, 1998. Cash equivalents consist of money market funds, which are highly liquid and have original maturities of less than three months. Investments consist of marketable securities that have an A or A1 rating or better with a maximum maturity of two years. Cash used in operating activities was $23,650,000 in 1999 and $11,587,000 in 1998, primarily for financing our ongoing research, development and manufacturing operations.

      Capital Spending

      Capital expenditures were $5,767,000 and $2,464,000 during 1999 and 1998, respectively, primarily related to further build-out of the current facility to support Apligraf manufacturing, as well as the acquisition of equipment for research and development programs and manufacturing. We will continue to utilize funds during 2000 to expand our current facility in the areas of Apligraf manufacturing, quality systems labs and packaging.

      Novartis Support

      The collaborative agreement with Novartis provides us with up to $40,000,000 in equity investments and nonrefundable research, development and milestone support payments, of which $0 was received during 1999, $12,750,000 in 1998, and $2,500,000 in 1997, all of which are non refundable. The remaining payments are based upon achievement of specified events. During March 2000, we received $5,000,000 from Novartis, which represents a milestone support payment received in advance of achievement of the milestone. Under the agreement, we supply Novartis' global requirements for Apligraf and receive revenue consisting of a per unit manufacturing payment and royalties on product sales.

      Financing

      From inception, we have financed our operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments, sale of products and receipt of royalties. During 1999, financing activities provided additional cash and working capital of approximately $24,015,000 primarily from: the sale of five-year convertible debentures and warrants to purchase common stock that generated net proceeds of $19,425,000; the issuance of a term loan that generated proceeds of $4,728,000 and the exercise of stock options of $813,000, offset by the purchase of treasury stock totaling $951,000. Financing activities provided cash of approximately $25,747,000 during 1998 from: the sale of 200 shares of Series C convertible preferred stock that generated net proceeds of approximately $19,117,000; an equity investment of $6,000,000 from Novartis; and the exercise of stock options of $1,021,000, partially offset by the purchase of treasury stock totaling $391,000. The repurchased stock will provide us with treasury shares for general corporate purposes.

      During March 2000, we redeemed in cash all outstanding shares of Series C convertible preferred stock for approximately $6,180,000. At December 31, 1999, we had approximately 62 shares of Series C convertible preferred stock outstanding. In the event that any Series C preferred stock are outstanding on the mandatory conversion date of March 26, 2000, we have the option of redeeming any such outstanding Series C preferred stock by: (1) paying cash equal to the product of the number of Series C preferred stock outstanding multiplied by the stated value of $100,000 per share; (2) issuing common stock equal to 1.15 of the stated value divided by the average of the closing bid prices for the 20 consecutive trading days prior to the mandatory conversion date; or (3) any combination of these methods.

      On March 31, 1999, we completed a financing of $20,000,000 through the private placement of five-year convertible debentures and 400,000 warrants to purchase common stock. The debentures are convertible at a fixed price of $14.50 per share at any time on or after March 30, 2000. Interest on the debentures accrues at 7% annually, payable in cash, common stock (at the average trading price for the twenty trading days preceding the due date) or any combination thereof, at our option, semi-annually on September 30 and March 31 or on the date any of the principal outstanding under the notes has been converted into common stock. At our option, at any time on or after March 30, 2002, the debentures may be prepaid by conversion of the principal into common stock at the conversion price of $14.50, cash or any combination thereof and payment of any accrued interest as described above, provided that the average per share market value for the twenty consecutive trading days immediately preceding the date of prepayment equals or exceeds $38.67 per share. The notes mature on March 29, 2004 and are payable in cash. The warrants grant the right to purchase one share of common stock at the exercise price of $21.75 for each $50.00 in face value of the convertible notes at any time before March 30, 2004. Approximately $2,318,000 of the $20,000,000 financing is allocated to the estimated fair value of the warrants and is included in additional paid in capital. This amount is amortized as a non-cash charge to interest expense over the life of the debentures. Debt issuance costs are included in other assets and are amortized to interest expense over the life of the debentures. In May 1999, we filed a registration statement for 2,096,333 shares of common stock issuable as follows:
(1) 1,646,333 shares of common stock which may become issuable by reason of the conversion of the convertible debt, and accrued interest, (2) 400,000 shares which may become issuable upon the exercise of the warrants issued in the financing, and (3) 50,000 shares issued in connection with an asset purchase transaction. All shares have been reserved for issuance. In May 1999, the Securities and Exchange Commission declared this registration statement effective.

      In 1999, we received notice of grants to support two research projects:
(1) $2,000,000 grant under the Advanced Technology Program of the National Institute for Standards and Technology ("NIST") to help support our development of an effective liver assist device prototype, which we expect to receive over the next two years commencing in December 1999; and (2) $100,000 grant under the Small Business Innovation Research Program of the National Institutes of Health to support development of our vascular graft, which we have received $50,000 in 1999 and expect to receive the next $50,000 over the next three months. Both of these grants require that the federal government can access for its own purposes technology developed using the funding. A product developed based on the funding from the NIST grant must be manufactured substantially in the United States. In addition, we are subject to regular audit and reporting requirements.

      In addition, we received notice from the Commonwealth of Massachusetts that we were selected to receive a workforce training grant for approximately $162,000 to support employee training, which we have received $40,000 in 1999 and expect to receive the remainder over the next twelve months.

      In November of 1999, we entered into a $5,000,000 term loan agreement with a commercial bank to finance the purchase of certain equipment, leasehold improvements and other items. Borrowings under the term loan are collateralized by a security interest in the items financed. The agreement provides repayment of the principal amount of the loan in 12 equal quarterly installments commencing December 29, 2000, with final payment due on September 30, 2003. The loan bears interest at a fluctuating rate per annum that is equal to the prime rate in effect from time to time, or we may elect that all or any portion of any term loan be made as a LIBOR loan with an interest period of one month, two months, three months or six months with the interest rate being equal to LIBOR plus an applicable margin (175 to 225 basis points). We are required to comply with certain covenants relating to our outstanding term loans, involving limitations on future indebtedness, dividends and investments, and to maintain certain financial covenants pertaining to liquidity, capital base, and debt service coverage (or, alternatively, maintaining a minimum unencumbered cash balance). Because we exercised our option to redeem all outstanding shares of Series C convertible preferred stock for cash subsequent to year end, we did not maintain compliance with the liquidity covenant as of December 31, 1999. The bank granted a waiver from this covenant. After raising additional capital subsequent to year end, we are now in compliance with all covenants. At December 31, 1999, we borrowed approximately $4,728,000 against this term loan to finance certain research, manufacturing and office equipment and leasehold improvements. The weighted average interest rate paid during this period was 8.05%. This borrowing is collateralized by a security interest in the fixed assets financed.

      On February 14, 2000, the Securities and Exchange Commission declared effective a shelf registration for the placement of up to 3,000,000 shares of common stock with an aggregate offering price not to exceed $50,000,000. In February 2000, we completed a private placement of 788,925 shares of common stock at $14.00 per share under this shelf registration yielding net proceeds of approximately $10,800,000. Gruntal & Co. acted in an agency capacity for this placement. In March 2000, we completed a private placement of 300,000 shares of common stock at $17.25 per share under this shelf registration yielding proceeds of approximately $5,175,000. Additionally, from January 1 through March 29, 2000, we received approximately $10,072,000 from the exercise of employee stock options.

      Liquidity

      Based upon our current plans, we believe that common stock issued subsequent to December 31, 1999, together with existing working capital and future funds from Novartis, including product and royalty revenue, will be sufficient to finance operations into 2001. However, this statement is forward-looking and changes may occur that would significantly decrease available cash before such time. Factors that may change our cash requirements include:

      o Delays in obtaining regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;
      o Delays in commercial acceptance and reimbursement when product launches occur;
      o     Changes in the progress of research and development programs; and
      o Changes in the resources devoted to outside research collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies.

      Any of these events could adversely impact our capital resources, requiring us to raise additional funds. Management believes that additional funds may be available through equity or debt financing, strategic alliances with corporate partners, capital lease arrangements, or other sources of financing in the future. There can be no assurances that these funds will be available when required on terms acceptable to us, if at all. If adequate funds are not available when needed, we would need to delay, scale back or eliminate certain research and development programs or license to third parties certain products or technologies that we would otherwise undertake ourselves, resulting in a potential material adverse effect on our financial condition and results of operations.

      Taxes

      At December 31, 1999, we had federal net operating loss and tax credit carryforwards of approximately $106,211,000 and $3,305,000, and state net operating loss and tax credit carryforwards of approximately $56,274,000 and $1,476,000. These losses and tax credits are available to reduce federal and state taxable income and income taxes, respectively, in future years, if any. However, the realizability of deferred tax assets is not assured as it depends upon future taxable income. Accordingly, we have recorded a 100% valuation allowance against these assets. We are required to recognize all or a portion of net deferred tax assets, with corresponding increases to net income, when we believe, given the weight of all available evidence, that it is more likely than not that all or a portion of the benefits of net operating loss carryforwards and other credits will be realized. However, there can be no assurance that we will ever realize any future cash flows or benefits from these losses and tax credits. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

Year 2000

      We previously discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Accounting Pronouncements

      In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133" in 2001. To date, we have not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations.

      SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), was issued December 1999 and summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The application of the guidance in SAB 101 will be required by the second quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. Our evaluation of SAB 101 is not yet complete.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               ORGANOGENESIS INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

Report of Independent Accountants .......................................... 24
Consolidated Balance Sheets as of December 31, 1998 and 1999 ............... 25
Consolidated Statements of Operations for the years ended
 December 31, 1997, 1998 and 1999 .......................................... 26
Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1998 and 1999 .......................................... 27
Consolidated Statements of Changes in Stockholders' Equity
 for the years ended December 31, 1997, 1998 and 1999 ...................... 28
Notes to Consolidated Financial Statements ................................. 29

                            Report of Independent Accountants

To the Board of Directors and Stockholders of Organogenesis Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Organogenesis Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                            PricewaterhouseCoopers LLP

Boston, Massachusetts
March 27, 2000

                               ORGANOGENESIS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                             At December 31,
                                                                         ----------------------
                                                                              1998         1999
                                                                         ---------    ---------
Assets
       Current assets:
           Cash and cash equivalents                                     $   5,052    $   5,727
           Investments                                                      12,789        6,712
           Inventory                                                           730          906
           Receivable from related party                                       213          985
           Other current assets                                                228          643
                                                                         ---------    ---------
                Total current assets                                        19,012       14,973

       Property and equipment, net                                           7,605       11,731
       Other assets                                                             93          601
                                                                         ---------    ---------
                Total Assets                                             $  26,710    $  27,305
                                                                         =========    =========

Liabilities
       Current liabilities:
           Accounts payable                                              $   1,036    $   1,378
           Accrued expenses                                                  2,435        3,438
           Other current liabilities                                            --          996
           Series C convertible preferred stock to be redeemed in cash          --        6,180
                                                                         ---------    ---------
                Total current liabilities                                    3,471       11,992

       Long-term convertible debt                                               --       17,953
       Term loan                                                                --        4,334

       Commitments (see Notes)

Stockholders' Equity (Deficit)
      Preferred stock, par value $1.00; authorized 1,000,000 shares:
           Series C convertible preferred; designated 200 shares;
           62 shares issued and outstanding at December 31, 1998                --           --
      Common stock, par value $.01; authorized 80,000,000 shares:
           issued and outstanding 30,479,719 and 30,689,019 shares at
           December 31, 1998 and 1999, respectively                            305          307
      Additional paid-in capital                                           124,342      122,890
      Accumulated deficit                                                 (101,017)    (129,367)
      Treasury stock at cost, 40,000 and 85,000 shares at December
           31, 1998 and 1999, respectively                                    (391)        (804)
                                                                         ---------    ---------
                Total stockholders' equity (deficit)                        23,239       (6,974)
                                                                         ---------    ---------
                Total Liabilities and Stockholders' Equity (Deficit)     $  26,710    $  27,305
                                                                         =========    =========

         The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                               For the Years Ended December 31,
                                                           --------------------------------------------
                                                                   1997            1998            1999
                                                           ------------    ------------    ------------
Revenues:
     Research and development support from related party   $      2,500    $      6,750    $         --
     Product sales to related party and others                      444           1,082           1,844
     Other income                                                    85             107             832
     Interest income                                                502           1,058             902
                                                           ------------    ------------    ------------
        Total Revenues                                            3,531           8,997           3,578
                                                           ------------    ------------    ------------
Cost and Expenses:
     Cost of product sales to related party and others               --              --           3,773
     Research and development                                    13,854          17,542          18,166
     General and administrative                                   3,929           5,486           7,808
     Non-cash purchase of incomplete technology                      --              --             900
     Non-cash charge for stock option extension                   5,555              --              --
     Interest expense-net                                            --              --           1,281
                                                           ------------    ------------    ------------
        Total Costs and Expenses                                 23,338          23,028          31,928
                                                           ------------    ------------    ------------

Net Loss                                                   $    (19,807)   $    (14,031)   $    (28,350)
                                                           ============    ============    ============

Net loss per common share - basic and diluted              $       (.70)   $       (.48)   $       (.93)
                                                           ============    ============    ============
Weighted average number of common shares outstanding -
     basic and diluted                                       28,360,485      29,453,104      30,484,982
                                                           ============    ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                For the Years Ended December 31,
                                                                                --------------------------------
                                                                                    1997        1998        1999
                                                                                --------    --------    --------
Cash flows from operating activities:
    Net loss                                                                    $(19,807)   $(14,031)   $(28,350)
    Adjustments to reconcile net loss to cash flows used in operating activities:
        Depreciation                                                               1,658       1,474       1,741
        Issuance of stock options and warrants to consultants                         50          --         432
        Non-cash charge for stock option extension                                 5,555          --          --
        Amortization of warrants and deferred debt issuance costs relating to
          long-term convertible debt                                                  --          --         338
        Issuance of treasury stock for purchase of incomplete technology              --          --         900
        Issuance of common stock for interest on convertible debt                     --          --         705
    Changes in assets and liabilities:
        Inventory                                                                     --          --        (176)
        Other current assets and receivable from related party                      (224)       (244)     (1,187)
        Other assets                                                                  (4)         --          --
        Accounts payable                                                            (577)        393         342
        Accrued expenses and other liabilities                                    (1,081)        849       1,605
        Deferred rent payable                                                        (43)        (28)         --
                                                                                --------    --------    --------
Cash used in operating activities                                                (14,473)    (11,587)    (23,650)
                                                                                --------    --------    --------
Cash flows from investing activities:
    Capital expenditures                                                          (1,069)     (2,464)     (5,767)
    Purchases of investments                                                      (5,000)    (16,224)    (23,728)
    Sales/maturities of investments                                               13,229       9,247      29,805
                                                                                --------    --------    --------
Cash provided by (used in) investing activities                                    7,160      (9,441)        310
                                                                                --------    --------    --------
Cash flows from financing activities:
    Proceeds from issuance of long-term convertible debt                              --          --      20,000
    Deferred debt issuance costs                                                      --          --        (575)
    Proceeds from issuance of term loan                                               --          --       4,728
    Proceeds from sale of preferred stock - net                                       --      19,117          --
    Proceeds from sale of common stock - net                                          --       6,000          --
    Proceeds from exercise of warrants                                             4,571          --          --
    Proceeds from exercise of stock options                                        2,676       1,021         813
    Purchase of treasury stock                                                        --        (391)       (951)
                                                                                --------    --------    --------
Cash provided by financing activities                                              7,247      25,747      24,015
                                                                                --------    --------    --------

Increase (decrease) in cash and cash equivalents                                     (66)      4,719         675
Cash and cash equivalents, beginning of year                                         399         333       5,052
                                                                                --------    --------    --------

Cash and cash equivalents, end of year                                          $    333    $  5,052    $  5,727
                                                                                ========    ========    ========
Supplemental Disclosure of Cash Flow Information:
    Interest paid in cash during the year                                       $     --    $     --    $     28
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

                               ORGANOGENESIS INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                   For the years ended December 31, 1997, 1998 and 1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Total
                     Series C Convertible                   Additional                                     Stockholders'
                          Preferred Stock     Common Stock     Paid-in   Accumulated     Treasury Stock           Equity
                          Shares   Amount    Shares Amount     Capital       Deficit      Shares Amount        (Deficit)
--------------------------------------------------------------------------------------------------------------------------
Balance - 12/31/96                  -      -   14,292    $143    $ 85,514      $(67,179)      -      $ -        $18,478
--------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
  upon exercise of stock
  options and in connection
  with employee stock
  purchase plan                                   297       3       2,673                                         2,676
Issuance of common stock
  upon exercise of warrants                       357       4       4,567                                         4,571
Two, one-for-four common
  stock dividends                               8,214      82         (82)
Issuance of stock options                                              50                                            50
Non-cash charge for stock
  Option extension                                                  5,555                                         5,555
Net loss                                                                        (19,807)                        (19,807)
--------------------------------------------------------------------------------------------------------------------------
Balance - 12/31/97                  -      -   23,160     232      98,277       (86,986)      -        -         11,523
--------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
  upon exercise of stock
  option and in connection
  with employee stock
  purchase plan                                   146       2       1,019                                         1,021
One-for-four common
  stock dividend                                5,826      58         (58)                                            -
Sale of Series C preferred
  stock-net                                                        19,117                                        19,117
Conversion of Series C
  preferred Stock                               1,136      11         (11)                                            -
Sale of common stock to
  related party                                   212       2       5,998                                         6,000
Purchase of treasury stock                                                                   40     (391)          (391)
Net loss                                                                        (14,031)                        (14,031)
--------------------------------------------------------------------------------------------------------------------------
Balance - 12/31/98                  -      -   30,480     305     124,342      (101,017)     40     (391)        23,239
--------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
  upon exercise of stock
  options and in connection
  with employee stock
  purchase plan                                   120       1         812                                           813
Issuance of warrants with
  Convertible debt                                                  2,318                                         2,318
Series C convertible preferred
  stock to be redeemed in cash                                     (6,180)                                       (6,180)
Issuance of common stock
  for interest on
  convertible debt                                 89       1         704                                           705
Issuance of stock options and
  warrants to consultants                                             432                                           432
Purchase of incomplete
  technology                                                          462                   (50)     538          1,000
Purchase of treasury stock                                                                   95     (951)          (951)
Net loss                                                                        (28,350)                        (28,350)
--------------------------------------------------------------------------------------------------------------------------
Balance - 12/31/99                  -      -   30,689    $307    $122,890     $(129,367)     85    $(804)      $ (6,974)
--------------------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business

      Organogenesis Inc. - a tissue engineering firm - designs, develops and manufactures medical products containing living cells and/or natural connective tissue. We are the developer and manufacturer of the only mass-manufactured medical product containing living human cells marketed in the US. Our product development program includes living tissue replacements, cell-based organ assist devices and other tissue-engineered products. Our lead product, Apligraf(R) skin construct, was launched in the US in June 1998 by marketer Novartis Pharmaceuticals Corporation. Our strategy is to commercialize products either by ourselves or through partners with an established marketing presence.

      Apligraf is approved and marketed in the US for the treatment of venous leg ulcers. In December 1999, Organogenesis applied to the FDA for marketing approval for a second indication - diabetic foot ulcers. Novartis Pharma AG has global Apligraf marketing rights. In fourth quarter 1999, Novartis began initial product introduction in Switzerland, the first of several planned in Europe. Novartis also markets Apligraf in Canada.

      We have a wholly-owned subsidiary, ECM PharmaTM, Inc. ECM Pharma was established to discover, develop and commercialize human therapeutics based on the extracellular matrix. We also have a wholly-owned investment subsidiary, Dan Capital Corporation, which holds a substantial portion of our cash, cash equivalents and investments.

      We are subject to risks common to entities in the biotechnology industry, including, but not limited to, the following uncertainties:

      o Market acceptance of our products, if and when approved, and successful marketing and selling of Apligraf by Novartis;
      o FDA approval of Apligraf for other indications and successful registrations of Apligraf outside the US;
      o Risk of failure of clinical trials for future indications of Apligraf and other products;
      o Compliance with FDA regulations and similar foreign regulatory bodies;
      o     Risk of manufacturing disruptions or production failures;
      o Manufacture and sale of products in sufficient volume to realize a satisfactory margin;
      o     Continued availability of raw material for products;
      o     Availability of sufficient product liability insurance;
      o     Ability to recover the investment in property and equipment;
      o     Protection of proprietary technology through patents;
      o Development by competitors of new technologies or products that are more effective than ours;
      o     Adequate third-party reimbursement for products;
      o     Dependence on and retention of key personnel; and
      o     Availability of additional capital on acceptable terms, if at all.

Apligraf(R) is a registered trademark of Novartis.

         Our ultimate success is dependent upon sale of products, research and development funding under licensing agreements, our ability to raise capital and interest income on invested capital. However, our funding requirements may change depending upon numerous factors, including:

      o Delays in obtaining regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;
      o Delays in commercial acceptance and reimbursement when product launches occur;
      o     Changes in the progress of research and development programs; and
      o Changes in the resources devoted to outside research collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies.

      While we believe that future capital comprised of product sales, research and development support payments and debt and equity financings will be sufficient to fund future operations into 2001, there can be no assurance that these or any additional funds will be available when required on acceptable terms. Refer to "Common Stock" note for financing subsequent to year-end.

Summary of Significant Accounting Policies

      Principles of Consolidation and Use of Estimates

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany activity has been eliminated. Certain reclassifications have been made for consistent presentation. These reclassifications have no impact on financial position or results of operations. We prepare our financial statements under generally accepted accounting principles that require us to make estimates and assumptions that affect amounts reported and the related disclosures. Actual results could differ from those estimates.

      Revenue Recognition

      Research and development support revenue under the collaborative agreement with Novartis is recognized as related expenses are incurred or contractual obligations are met and is not refundable. Revenue from Apligraf sales is recognized upon shipment or, in certain cases, after fulfillment of firm purchase orders in accordance with the Manufacturing and Supply Agreement with Novartis and when risk of ownership passes to the buyer and we have no performance obligations. Other product revenues are recognized upon shipment. Royalty revenue is recorded as earned. Grant revenue is recognized to the extent of allowable costs incurred. Deferred revenue arises from the difference between cash received and revenue recognized in accordance with these policies. See note "Accounting Pronouncements."

      Research and Development

      All research and development costs aimed at the development of new products are expensed as incurred. In addition to research and development, this cost category includes expenses of our production and related operating support departments, excluding cost of product sales commencing in 1999, our first year of meaningful commercial product sales. Prior to 1999, commercial sales were not significant and the full cost of low volume production was included in this cost category.

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

      Net Loss Per Common Share

      Net loss per common share (basic and diluted) is based on the weighted average number of common shares outstanding during each period. Potentially dilutive securities at December 31, 1999 include: stock options outstanding to purchase 7,449,874 common shares; warrants to purchase 950,000 common shares; Series C preferred stock convertible into 213,638 common shares; and debt convertible into 1,957,384 common shares; however, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive. For 1997, the net loss per common share (basic and diluted) and weighted average number of common shares outstanding were adjusted for a one-for-four stock split accounted for as a stock dividend distributed on April 29, 1998. After accounting for the one-for-four stock split, the 1997 net loss per common share (basic and diluted) decreased to $.70 per share as compared to $.87 per share.

      Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and money market funds that are convertible into a known amount of cash and carry an insignificant risk of change in value. These investments are highly liquid and have original maturities of less than three months.

      Inventory

      Inventory is stated at the lower of cost or market, cost being standard cost, which approximates the first-in, first-out method of accounting.

      Property and Equipment

      Equipment, furniture and fixtures, office equipment and leasehold improvements are stated at cost. Depreciation is provided using the straight-line method over three to ten years. Leasehold improvements are being amortized using the straight-line method over the term of the lease. Construction in progress represents costs incurred to date in connection with facility expansion activities and are capitalized until such facilities become operational. These costs are then amortized using the straight-line method over the remaining lease term. Interest cost incurred during the period of construction in progress relating to expansion of our main facility is capitalized. The interest cost capitalized for the period ended December 31, 1999 was $150,000. No interest was capitalized in 1998 or 1997.

      Maintenance and repairs are charged to expense as incurred and betterments are capitalized. Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations.

      Long-Lived Assets

      Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction or market emphasis, business plans, regulatory developments, economic and budget projections, and operating results. The test of recoverability or usefulness is a comparison of the asset value to its expected cumulative net operating cash flow or the assets usefulness in research and development programs or operations over the remaining life of the asset. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized.

      Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," allows us to continue to account for stock-based compensation arrangements under the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and disclose in a footnote the pro forma effects to net loss and net loss per share assuming the fair value accounting method of SFAS 123 was adopted. Accordingly, no compensation cost has been recognized in income from stock-based employee awards. Compensation expense for stock awards granted to non-employees is determined by assessing the fair value of the options granted (using an option-pricing model).

      Accounting Pronouncements

      In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133" in 2001. To date, we have not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations.

      SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), was issued December 1999 and summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The application of the guidance in SAB 101 will be required by the second quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. Our evaluation of SAB 101 is not yet complete.

Investments

      The investments held are classified as available-for-sale and are carried at cost plus accrued interest, which approximates fair market value and, accordingly, there was no adjustment to stockholders' equity. We use a specific identification cost method to determine the gross realized gains and losses on the sale of our securities. We also classify investments in accordance with their intended use. At December 31, 1999, the intended use of all investments is to fund working capital and plant expansion in the coming year. We invest excess cash in securities that have an A or A1 rating or better with a maximum maturity of two years.

      The aggregate cost and fair market value of investments are as follows (in thousands):

                                                                  December 31, 1998                     December 31, 1999
                                                  ---------------------------------      --------------------------------
                                                       Amortized             Market          Amortized             Market
                  Maturity                                  Cost              Value               Cost              Value
-------------------------------------------------------------------------------------------------------------------------
Less than one year:
  US Government and Agency bonds                         $ 1,034            $ 1,036            $ 2,082           $ 2,098
  Corporate and other debt securities                      5,019              5,019                503               503
  Certificates of deposit                                    693                693              1,099             1,094
Greater than one year:
  US Government and Agency bonds                           3,106              3,110              1,005               972
  Corporate and other debt securities                      2,937              2,957              2,023             2,013
                                                         -------            -------            -------           -------
Total Investments                                        $12,789            $12,815            $ 6,712           $ 6,680
                                                         =======            =======            =======           =======

Inventory

         Inventory, at market value, consisted of the following (in thousands):

                                             December 31,          December 31,
                                                     1998                  1999
                                             ------------          ------------
Raw Materials                                        $300                  $348
Work in Process                                       430                   558
                                                     ----                  ----
                                                     $730                  $906
                                                     ====                  ====

Receivable from Related Party

      Receivable from related party consisted of amounts due on product sales to Novartis and funding of certain programs by Novartis.

Property and Equipment

      Property and equipment consisted of the following (in thousands):

                                                                                                             December 31,
                                                                   Estimated Useful           ---------------------------
                                                                       Life (years)              1998                1999
-------------------------------------------------------------------------------------------------------------------------
Equipment                                                                      3-10           $10,235              11,471
Furniture, fixtures and office equipment                                        3-5             1,954               2,042
Leasehold improvements                                                   Lease term             3,822               4,277
Construction-in-progress                                                                          933               5,021
                                                                                               ------             -------
                                                                                               16,944              22,811
Less accumulated depreciation                                                                  (9,339)            (11,080)
                                                                                               ------             -------
                                                                                               $7,605             $11,731
                                                                                               ======             =======

Construction-in-progress will begin to depreciate when it is put into service.

Accrued Expenses

      Accrued expenses consisted of the following (in thousands):

                                                                                                             December 31,
                                                                                             ----------------------------
                                                                                                 1998                1999
-------------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                            $ 1,121             $ 1,402
Professional services                                                                             535                 825
Accrued interest                                                                                    -                 361
Other                                                                                             779                 850
                                                                                              -------             -------
                                                                                              $ 2,435             $ 3,438
                                                                                              =======             =======

Term Loan Agreement

      In November of 1999, we entered into a $5,000,000 term loan agreement with a commercial bank to finance the purchase of certain equipment, leasehold improvements and other items. Borrowings under the term loan are collateralized by a security interest in the items financed. The agreement provides repayment of the principal amount of the loan in 12 equal quarterly installments commencing December 29, 2000, with final payment due on September 30, 2003. The loan bears interest at a fluctuating rate per annum that is equal to the prime rate in effect from time to time, or we may elect that all or any portion of any term loan be made as a LIBOR loan with an interest period of one month, two months, three months or six months with the interest rate being equal to LIBOR plus an applicable margin (175 to 225 basis points). We are required to comply with certain covenants relating to our outstanding term loans, involving limitations on future indebtedness, dividends and investments, and to maintain certain financial covenants pertaining to liquidity, capital base, and debt service coverage (or, alternatively, maintaining a minimum unencumbered cash balance). Because we exercised our option to redeem all outstanding shares of Series C convertible preferred stock for cash subsequent to year end, we did not maintain compliance with the liquidity covenant as of December 31, 1999. The bank granted a waiver from this covenant. After raising additional capital subsequent to year end, we are now in compliance with all covenants. At December 31, 1999, we borrowed approximately $4,728,000 against this term loan to finance certain research, manufacturing and office equipment and leasehold improvements. The weighted average interest rate paid during this period was 8.05%. This borrowing is collateralized by a security interest in the fixed assets financed.

      The current portion of this term loan is $394,000 at December 31, 1999 and is included in other current liabilities. Long-term future minimum term loan payments at December 31, 1999 are as follows (in thousands):


2001                                                                     $1,576
2002                                                                      1,576
2003                                                                      1,182
                                                                         ------
                                                                         $4,334
                                                                         ======

Commitments

      Lease Obligations

      We occupy our main offices and manufacturing premises under a facility lease for 79,500 square feet of space in Canton, Massachusetts at an annual average base rent of approximately $790,000, plus operating expenses, that expires on September 30, 2004. This lease has three options to extend the term for an additional five years per option. Taxes, insurance and operating expenses are our responsibility under the terms of the lease. In May 1999, we entered into another facility lease for approximately 62,500 square feet of additional office and warehouse space in Canton, Massachusetts at an annual average base rent of approximately $421,875, plus operating expenses, that expires on December 5, 2004. This lease has three options to extend the term for an additional five years per option. In total, we currently lease approximately 142,000 square feet of space. We also had a facility lease for warehouse and office space that expired on December 31, 1999. In January 1999, we entered into a noncancelable operating lease for certain office equipment.

      Future minimum lease payments are as follows (in thousands):

2000                                                                     $1,077
2001                                                                      1,240
2002                                                                      1,260
2003                                                                      1,245
2004                                                                      1,019
Thereafter                                                                    -
                                                                              -
                                                                         ------
                                                                         $5,841
                                                                         ======

      Rent of approximately $491,000, $562,000 and $800,000 was charged to expense during the years ended December 31, 1997, 1998 and 1999, respectively.

      Construction-in-Progress

      At December 31, 1999, we had $5,021,000 in construction in progress relating primarily to expansion of our facility. Additionally, we have committed approximately $1.0 million for further build-out.

      Series C Preferred Stock Commitment

      At December 31, 1999, we had approximately 62 shares of Series C convertible preferred stock outstanding. In the event that any Series C preferred stock are outstanding on the mandatory conversion date of March 26, 2000, we have the option of redeeming any such outstanding Series C preferred stock by: (1) paying cash equal to the product of the number of Series C preferred stock outstanding multiplied by the stated value of $100,000 per share; (2) issuing common stock equal to 1.15 of the stated value divided by the average of the closing bid prices for the 20 consecutive trading days prior to the mandatory conversion date; or (3) any combination of these methods. During March 2000, we redeemed in cash all outstanding shares of Series C convertible preferred stock for approximately $6,180,000.

      Purchase of Technology

      In April 1999, we purchased specific equipment and intellectual property, consisting of patents and laboratory documentation, from Baxter Healthcare Corporation relating to the research and development for the design and manufacturing of key mechanical components of an extracorporeal liver assist device. The purchase price consists of the reissuance of 50,000 shares of common stock held in treasury. In May 1999, we filed a registration statement registering all 50,000 of these shares, 25,000 of which are subject to a one-year lock-up agreement. Additionally, we may be required to make a future cash payment that is contingent on the average closing price of our common stock over the twenty consecutive trading days immediately prior to the earlier of the date we receive FDA approval of an Investigational Device Exemption for a liver assist device or January 1, 2003. We will have no obligation to make such future cash payment if at any time during the period between April 2000 and the date such cash payment is otherwise payable by us, the value of the shares of common stock issued to Baxter is equal to or greater than $1,000,000. If this contingent payment is required in the future, such cash payment will reduce the value of the 50,000 shares issued. Total consideration is $1,000,000, of which $900,000 was recorded as purchase of incomplete technology and the remaining $100,000 capitalized to property and equipment. The purchase was made to strengthen our resources to our liver assist device program. The charge to purchase of incomplete technology was due to the early stage of the technology which has not provided proof of principle. Additionally, the time and cost to prove this principle is not known. Our liver assist device program is expected to be a long-term endeavor that will be evaluated periodically to determine future spending levels. It is expected that development of a liver assist device will cost millions of dollars and take 8 to 10 years before we could develop a product which might be approved for commercial sale. We do not currently have the resources to fully develop such a product. It is our intent that once proof of principle is established, we will seek funding or partnership for the project to advance our long term research and development efforts in the field of liver assist device.

      Grants

      In 1999, we received notice of grants to support two research projects:
(1) $2,000,000 grant under the Advanced Technology Program of the National Institute for Standards and Technology ("NIST") to help support our development of an effective liver assist device prototype, which we expect to receive over the next two years commencing in December 1999; and (2) $100,000 grant under the Small Business Innovation Research Program of the National Institutes of Health to support development of our vascular graft, which we have received $50,000 in 1999 and expect to receive the next $50,000 over the next three months. Both of these grants require that the federal government can access for its own purposes technology developed using the funding. A product developed based on the funding from the NIST grant must be manufactured substantially in the United States. In addition, we are subject to regular audit and reporting requirements.

Income Taxes

         At December 31, 1999, we had federal and state net operating loss carryforwards of approximately $106,211,000 and $56,274,000, respectively, of which $5,961,000 relate to disqualifying dispositions of qualified incentive stock options and exercise of nonqualified stock options. The tax benefit of $2,384,000 related to the stock options will be credited to equity when realized. At December 31, 1999, we had federal and state tax credit carryforwards of approximately $3,305,000 and $1,476,000, respectively. The federal and state net operating loss carryforwards expire beginning in 2000. The federal and state research and development tax credits expire beginning in 2001 and 2006, respectively.

      The approximate tax effect of each type of temporary difference and carryforward is reflected in the following table. The effective tax rate is expected to be 40% combined federal and state (in thousands):

                                                                                  December 31,
                                                                  ----------------------------
                                                                      1998                1999
----------------------------------------------------------------------------------------------
Deferred tax assets and (liabilities):
    Net operating loss carryforwards                               $37,062             $39,507
    Research and development credits and other credits               3,774               4,782
    Depreciation                                                      (349)              8,669
    Other                                                            2,455               2,813
                                                                   -------             -------
Net deferred tax assets before valuation allowance                  42,942              55,771
Valuation allowance                                                (42,942)            (55,771)
                                                                   -------             -------
Net deferred assets after valuation allowance                      $     0             $     0
                                                                   =======             =======

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

Collaborative and Other Agreements

      In January 1996, we entered into an agreement with Novartis Pharma AG granting them exclusive global marketing rights to Apligraf. Under the agreement, Novartis is responsible for Apligraf sales and marketing costs worldwide, as well as all clinical trials, registrations and patent costs outside the US. The agreement provides us with up to $40,000,000 in equity investments and nonrefundable research, development and milestone support payments. The equity investments made were determined using quoted market prices over a 30-day period or a premium to market, as in accordance with the contract terms. The nonrefundable research, development and milestone support payments were recognized as "Research and development support from related party" revenue in the year received. All payments received relate to research and development efforts that had been completed and no future obligations exist relating to these payments. The table below summarizes all payments received and the year they were recorded:

                                                                    1996           1997            1998           1999
                                                             -----------    -----------     -----------         ------
Equity investments                                           $ 5,000,000    $         -     $ 6,000,000         $    -
Research and development support from related party            6,500,000      2,500,000       6,750,000              -
                                                             -----------    -----------     -----------         ------
Total                                                        $11,500,000    $ 2,500,000     $12,750,000         $    -
                                                             ===========    ===========     ===========         ======

      The remaining payments are based upon achievement of specified events. During March 2000, we received $5,000,000 from Novartis, which represents a milestone support payment received in advance of achievement of the milestone. Under the agreement, we supply Novartis' global requirements for Apligraf and receive revenue consisting of a per unit manufacturing payment and royalty on net product sales.

      During the first quarter of 1999, Novartis agreed to provide funding for certain programs to be conducted by Organogenesis. We have recorded $572,000 for the period ended December 31, 1999 relating to the initiation of these programs, which is included in "Other income".

      In 1994, we signed a license agreement with Toyobo Ltd. granting Toyobo a license to manufacture and market TESTSKIN(TM) in Japan in exchange for royalty payments. Additionally, Toyobo may, but is not obligated to, purchase collagen and other products from us. Revenues under this arrangement are included in other income. This agreement is coterminous with certain patents.

Research Agreements

      We have entered into various collaborative research agreements that are generally funded over a one or two-year period. Each agreement is reviewed at least annually and the amounts to be funded for the next period are then determined. Either party may cancel the agreement upon advance written notice. Total payments under these agreements were $571,000, $648,000 and $662,000 for 1997, 1998 and 1999, respectively. All our research agreements are early stage today, but have the potential to develop into more material relationships in the future.

License Agreement

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

Convertible Debt

      On March 31, 1999, we completed a financing of $20,000,000 through the private placement of five-year convertible debentures and 400,000 warrants to purchase common stock. The debentures are convertible at a fixed price of $14.50 per share at any time on or after March 30, 2000. Interest on the debentures accrues at 7% annually, payable in cash, common stock (at the average trading price for the twenty trading days preceding the due date) or any combination thereof, at our option, semi-annually on September 30 and March 31 or on the date any of the principal outstanding under the notes has been converted into common stock. At our option, at any time on or after March 30, 2002, the debentures may be prepaid by conversion of the principal into common stock at the conversion price of $14.50, cash or any combination thereof and payment of any accrued interest as described above, provided that the average per share market value for the twenty consecutive trading days immediately preceding the date of prepayment equals or exceeds $38.67 per share. The notes mature on March 29, 2004 and are payable in cash. The warrants grant the right to purchase one share of common stock at the exercise price of $21.75 for each $50.00 in face value of the convertible notes at any time before March 30, 2004. Approximately $2,318,000 of the $20,000,000 financing is allocated to the estimated fair value of the warrants and is included in additional paid in capital. This amount is amortized as a non-cash charge to interest expense over the life of the debentures. Debt issuance costs are included in other assets and are amortized to interest expense over the life of the debentures. In May 1999, we filed a registration statement for 2,096,333 shares of Common Stock issuable as follows:
(1) 1,646,333 shares of Common Stock which may become issuable by reason of the conversion of the convertible debt, and accrued interest, (2) 400,000 shares which may become issuable upon the exercise of the warrants issued in the financing, and (3) 50,000 shares issued in connection with an asset purchase transaction. All shares have been reserved for issuance. In May 1999, the Securities and Exchange Commission declared this registration statement effective.

Stockholders' Equity

      Preferred Stock

      We have authorized 1,000,000 shares of preferred stock at December 31, 1999, comprised of the following designations:


o     250,000 shares Series A convertible preferred stock;
o     50,000 shares Series B Junior participating preferred stock;
o 200 shares Series C convertible preferred stock included in current liabilitites; and
o     699,800 shares authorized and unissued.

      The Series A convertible preferred stock that was previously issued was subsequently converted into 312,500 shares of common stock in October 1995. No shares of Series A or Series B preferred stock were issued and outstanding as of December 31, 1997, 1998 and 1999.

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

      In May, September and November 1998, an aggregate of $13,800,000 face amount of the Series C preferred stock was converted into common stock resulting in the issuance of approximately 1,136,000 shares of common stock. These conversions are non-cash transactions. During March 2000, we redeemed in cash all outstanding shares of Series C convertible preferred stock for approximately $6,180,000.

      Common Stock

      We have authorized 80,000,000 shares of common stock, of which there were 30,479,719 and 30,689,019 shares issued and outstanding as of December 31, 1998 and 1999, respectively.

      The following one-for-four stock splits accounted for as stock dividends were declared by the Board of Directors during the past three years:

                Stock Dividend                   Record Date                 Payable Date          Common Shares Issued
                           25%                April 22, 1998               April 29, 1998                     5,826,000
                           25%             November 21, 1997            November 28, 1997                     4,618,000
                           25%                April 25, 1997                  May 2, 1997                     3,596,000

      All related share and per share data in the consolidated financial statements reflect all stock dividends for all periods presented, except for the Statements of Changes in Stockholders' Equity.

      We received $6,000,000 from Novartis in 1998 relating to milestone equity investments for approximately 240,000 shares of common stock. As a result of these equity investments and a prior equity investment of $5,000,000 for approximately 418,000 shares made in January 1996, Novartis holds approximately 2.1% of outstanding shares as of December 31, 1999. See notes on "Receivable from Related Party" and "Collaborative and Other Agreements".

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

      Warrants Issued to a Consultant

      In October 1999, we executed an agreement granting warrants to purchase 100,000 shares of common stock at an exercise price of $10.00 per share to a consultant. These warrants were fully vested at December 31, 1999, with an expiration of five years. We recorded approximately $411,000 of expense as of December 31, 1999 relating to the fair value of these warrants (using an option-pricing model).

      Subsequent Common Stock Issuance

      On February 14, 2000, the Securities and Exchange Commission declared effective a shelf registration for the placement of up to 3,000,000 shares of common stock with an aggregate offering price not to exceed $50,000,000. In February 2000, we completed a private placement of 788,925 shares of common stock at $14.00 per share under this shelf registration yielding net proceeds of approximately $10,800,000. Gruntal & Co. acted in an agency capacity for this placement. In March 2000, we completed a private placement of 300,000 shares of common stock at $17.25 per share under this shelf registration yielding proceeds of approximately $5,175,000. Additionally, from January 1 through March 29, 2000, we received approximately $10,072,000 from the exercise of employee stock options.

Treasury Stock

      In September 1998, the Board of Directors authorized a common stock repurchase program. Repurchases are allowed through open-market transactions for up to 500,000 shares that will provide us with treasury shares for general corporate purposes. For the period ended December 31, 1998 and 1999, we repurchased 40,000 and 95,000 shares of common stock for an aggregate purchase price of approximately $391,000 and $951,000, respectively. In April 1999, we reissued 50,000 shares of common stock held in treasury related to the purchase of technology (see "Purchase of Technology" note). We had in treasury 40,000 shares of common stock at a cost of $391,000 and 85,000 shares of common stock at a cost of $804,000, at December 31, 1998 and December 31, 1999, respectively. The stock repurchase program may be discontinued at any time.

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

Stock-Based Compensation

      At December 31, 1999, we had five stock-based compensation plans (collectively, Stock Option Plans), as described below. Consistent with the provisions prescribed by SFAS 123, the following are the pro forma net loss and net loss per common share (basic and diluted) for the years ended December 31, 1997, 1998 and 1999, respectively, had compensation cost for the Stock Option Plans been determined based on the fair value at the grant date for grants made in 1997, 1998 and 1999 (in thousands, except share data):

                                                       1997                           1998                          1999
                                                       ----                           ----                          ----
                                 As Reported       Pro Forma    As Reported      Pro Forma    As Reported      Pro Forma
-------------------------------------------------------------------------------------------------------------------------
Net loss                            $(19,807)       $(18,686)      $(14,031)      $(17,985)      $(28,350)      $(33,335)
Net loss per common
  share (basic and diluted)          $ (0.70)        $ (0.66)       $ (0.48)       $ (0.61)       $ (0.93)       $ (1.09)

      The effects on 1997, 1998 and 1999 pro forma net loss and net loss per common share (basic and diluted) of expensing the estimated fair value of stock options may not be representative of the effects on reporting pro forma results for future years.

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

      The assumptions used to calculate the weighted average fair value of options granted during 1997, 1998 and 1999 are as follows:

                                                                                           1997        1998       1999
-------------------------------------------------------------------------------------------------------------------------
Assumed life for options issued to employees (years)                                        5.0         5.0        5.0
Assumed life for options issued to directors and officers (years)                           7.0         7.0        7.0
Risk-free interest rate                                                                     6.3%        5.3%       5.8%
Volatility                                                                                 61.0%       65.0%      68.0%
Dividend yield                                                                                -           -          -
Weighted average fair value per common share of options granted during the year           $7.85      $14.48      $5.93

      In May 1997, the Board of Directors voted to extend the term of an option granted to an officer in 1987 for an additional five years. The option allows for the purchase of 732,423 shares of common stock at an exercise price of $3.072. The extension of this option requires a new measurement date for valuing the option, resulting in a non-cash compensation charge of $5,555,000 recorded in the second quarter of 1997. The option is fully exercisable and the common stock has been reserved for issuance.

The Stock Option Plans

      In March 1999, the Board of Directors adopted the 1999 Nonqualified Stock Option Plan (the "1999 Plan") providing for the issuance of up to 1,000,000 shares of common stock subject to adjustment for any dividend, stock split or other relevant changes in capitalization. The Board of Directors' primary reason for adopting the 1999 Plan was to enhance our ability to retain and motivate key qualified persons who are officers, directors, and consultants. Under the 1999 Plan, the Compensation Committee of the Board of Directors may grant non-qualified stock options to officers, directors, and consultants. The Committee selects the individuals to whom options are granted and determines:
(1) the number of shares of common stock covered by the option; (2) when the option becomes exercisable; (3) the duration of the option, which may not exceed ten years; and (4) the vesting period, which, for officers, will generally occur ratably over a five-year period beginning one year from the date of grant. All stock options held under this 1999 Plan fully vest upon a change in control, as defined in the plan.

      In May 1995, a stock option plan was approved by shareholders providing for the issuance of up to 5,000,000 shares of common stock options to enable us to attract and retain key employees and consultants. Under the 1995 Plan, we may grant incentive and non-qualified stock options to officers, employees, consultants and advisors. The 1995 Plan, which took effect upon the expiration of the 1986 Stock Option Plan in August 1996, is administered by a committee of the Board of Directors. This committee selects the individuals to whom options are granted and determines: (1) the type of option to be granted; (2) the number of shares of common stock covered by the option; (3) when the option becomes exercisable; and (4) the duration of the option which, in the case of incentive stock options, may not exceed ten years. Vesting generally occurs ratably over a five-year period beginning one year from the date of grant. No one person may be issued options to purchase more than 500,000 shares of common stock in any one calendar year. Stock options granted under the 1995 Plan may not be granted at an exercise price less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of incentive stock options granted to employees holding 10% or more of voting stock). The aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive stock options which first become exercisable in any calendar year by an employee may not exceed $100,000.

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

      In 1994, a stock option plan for non-employee directors was approved by shareholders. Under the 1994 Director Plan, non-qualified stock options to purchase up to 488,281 shares of common stock may be granted to non-employee directors. The 1994 Director Plan provides that the option price per share be at fair market value and vest ratably over a five-year period beginning one year from the date of grant, with a duration not to exceed ten years.

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

      The following table presents the combined activity of all Stock Option Plans for the years ended December 31, 1997, 1998 and 1999:

                                                            1997                        1998                       1999
                                         ------------------------   -------------------------  -------------------------
                                                         Weighted                    Weighted                   Weighted
                                                          Average                     Average                    Average
                                                         Exercise                    Exercise                   Exercise
                                              Shares        Price        Shares         Price       Shares         Price
------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period         5,019,005        $5.56     5,320,206         $6.83    6,006,138         $9.10
Granted                                    1,041,795        12.47       954,889         22.00    1,721,400          9.20
Exercised                                   (467,666)        5.60      (148,413)         6.39     (110,262)         6.59
Cancelled                                   (272,928)        7.51      (120,544)        12.56     (167,402)        12.38
                                           ---------                  ---------                  ---------
Outstanding at end of period               5,320,206         6.83     6,006,138          9.10    7,449,874          9.09
                                           =========                  =========                  =========
Exercisable at year end                    2,729,631         4.47     3,297,005          5.18    3,987,847          6.39
                                           =========                  =========                  =========
Shares available for granting
  of options at end of period              1,234,883                    371,105                  1,832,702
                                           =========                    =======                  =========

      The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1999 for the Stock Option Plans:

                                             Options Outstanding                               Options Exercisable
                                ----------------------------------------------------       -----------------------------
                                                      Weighted
                                                       Average             Weighted                              Weighted
                                                     Remaining              Average                               Average
                                      Number       Contractual             Exercise               Number         Exercise
Range of Exercise Prices         Outstanding      Life (Years)                Price          Exercisable            Price
-------------------------------------------------------------------------------------------------------------------------
     $ 2.457 - 3.738               1,674,588               2.8               $ 3.15            1,674,587          $ 3.15
       3.891 - 6.144                 803,571               3.9                 5.05              728,861            5.00
       6.604 - 9.920               2,523,675               7.3                 7.55              997,389            7.71
       10.00 - 14.84               1,632,889               8.0                12.17              411,535           11.53
       15.06 - 21.28                 152,587               8.2                19.25               41,401           19.54
       24.00 - 31.00                 662,564               8.2                24.91              134,074           24.91
                                   ---------                                                   ---------
                                   7,449,874               6.2                 9.09            3,987,847            6.39
                                   =========                                                   =========

The 1991 Employee Stock Purchase Plan

      Under the 1991 Employee Stock Purchase Plan, a total of 366,211 shares of common stock are reserved for issuance (up to 30,000 shares may be issued in any one year). The purchase plan allows eligible employees the option to purchase common stock during two six-month periods of each year at 85% of the lower of the fair market value of the shares at the time the option is granted or is exercised. The term of this plan ends December 31, 2004. During 1997, 1998 and 1999, we issued a total of 6,507, 5,046 and 10,089 shares of common stock, respectively, under this purchase plan. Remaining shares available under this purchase plan were 307,273 as of December 31, 1999.

Employee Savings Plan

      We have a 401(k) savings plan covering full-time employees who are eligible to participate upon hire. Under this savings plan, we may match employee contributions at management's discretion. Contributions made under the savings plan were approximately $53,000, $62,000 and $80,000 as of December 31, 1997, 1998 and 1999, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is contained in our Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Information About the Board of Directors", "Information About Executive Officers " and "ELECTION OF DIRECTORS" and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

      The information required by this item is contained under the caption "Information About Executive Officers" in our 2000 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is contained in our 2000 Proxy Statement under the captions, "Information About Principal Stockholders" and "Information About Executive Officers" and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained under the caption "Certain Transactions" in our 2000 Proxy Statement and is incorporated herein by reference.

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


                                                     ORGANOGENESIS INC.


                                                 BY: /s/ PHILIP M. LAUGHLIN
                                                    -----------------------
                                                     Philip M. Laughlin
                                           President and Chief Executive Officer

                                                    Date: March 29, 2000

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

                    Signature                                     Title                                     Date
                    ---------                                     -----                                     ----

              /s/ PHILIP M. LAUGHLIN                President, Chief Executive Officer and             March 29, 2000
--------------------------------------------------- Director (Principal executive officer)
                Philip M. Laughlin

                 /s/ ALBERT ERANI                   Director and Chairman of the Board                 March 29, 2000
---------------------------------------------------
                   Albert Erani

              /s/ RICHARD S. CRESSE                 Director                                           March 29, 2000
---------------------------------------------------
                Richard S. Cresse

               /s/ DAVID A. GARDNER                 Director                                           March 29, 2000
---------------------------------------------------
                 David A. Gardner

              /s/ BERNARD A. MARDEN                 Director                                           March 29, 2000
---------------------------------------------------
                Bernard A. Marden

                /s/ BJORN R. OLSEN                  Director                                           March 29, 2000
---------------------------------------------------
                  Bjorn R. Olsen

             /s/ MARGUERITE A. PIRET                Director                                           March 29, 2000
---------------------------------------------------
               Marguerite A. Piret

               /s/ ANTON E. SCHRAFL                 Director                                           March 29, 2000
---------------------------------------------------
                 Anton E. Schrafl

            /s/ DONNA ABELLI LOPOLITO               Vice President, Finance and                        March 29, 2000
--------------------------------------------------- Administration, Chief Financial Officer,
              Donna Abelli Lopolito                 Treasurer and Secretary (Principal Financial
                                                    and Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit No.                Description of Exhibit
  -----------                ----------------------

     (3)(a) Restated Certificate of Incorporation of the Company. (1)

     (b) Certificate of Amendment to the Restated Certificate of Incorporation of the Company. (8)

     (c) Certificate of Stock Designation, Number, Voting Powers, Preferences and Rights of the Series of the Preferred Stock of Organogenesis Inc. to be Designated Series A Convertible Preferred Stock. (9)

     (d) Certificate of Designation, filed with the Secretary of State of the State of Delaware on August 29, 1995. (12)

     (e)    Bylaws of the Company, as amended. (2)

     (f) Rights Agreement, dated as of September 1, 1995, between the Company and American Stock Transfer & Trust Company. (12)

     (g)    Form of Unit Warrant Agreement. (13)

     (h)    Form of Investment Agreement. (13)

     (i)    Restated Certificate of Incorporation of the Company as amended.
            (22)

     (4)(a) Form of Warrant Agreement with respect to Warrants included as part of the Units of the Company's securities. (1)

     (b) Notice of Redemption of the Company's Redeemable Common Stock Purchase Warrants. (3)

     (c) Form of Unit Purchase Option, dated December 18, 1986, issued to each of the Company's Unit Purchase Option holders. (4)

     (d) Form of Stock Registration Rights Agreement, dated February 23, 1990, between the Company and certain security holders. (4)

     (e) Form of Common Stock Purchase Warrant, dated February 23, 1990, issued to certain security holders. (9)

     (f)    Form of Non-Redeemable Warrant dated as of March 30, 1999. (21)

     (g)    Form of 7% Convertible Subordinated Note dated as of March 30, 1999.
            (21)

     (h) Securities Purchase Agreement between the Registrant and the Purchasers dated as of March 30, 1999. (21)

     (i) Form of Registration Rights Agreement between the Company and the Purchasers dated as of March 30, 1999. (21)

     (10)(a) 1986 Stock Option Plan of the Company, as amended. *(10)

     (b)    1991 Director Stock Option Plan of the Company, as amended. *(10)

     (c)    1991 Employee Stock Purchase Plan of the Company, as amended. *(23)

     (d)    1994 Director Stock Option Plan of the Company, as amended. *(11)

     (e) License Agreement among the Company, Eugene Bell and Massachusetts Institute of Technology dated December 16, 1985 ("MIT License Agreement"). (1)

     (f)    Amendment to MIT License Agreement, dated October 22, 1986. (1)

     (g) Second Amendment to MIT License Agreement, dated as of March 31, 1988. (6)

     (k) Subscription Agreement between the Company and a purchaser of the Series A Convertible Preferred Stock and 10% Subordinated Promissory Notes dated as of July 3, 1986, with a schedule of additional purchasers. (1)

     (l) Indenture of Lease between Canton Commerce Center Limited Partnership and the Company, dated as of July 10, 1989, as amended.
            (7)

                                  EXHIBIT INDEX

  Exhibit No.                Description of Exhibit
  -----------                ----------------------

     (m) Lease Agreement between North Queen Street LP and the Company, dated as of May 21, 1999. (22)

     (n) First Amendment to Lease Agreement between North Queen Street LP and the Company, dated as of June 18, 1999. (22)

     (o) Asset Purchase Agreement between the Company and Baxter Healthcare Corporation, dated as of April 14, 1999. (22)

     (q)    Non-Statutory Stock Option Agreement between the Company and Herbert
            M. Stein dated April 7, 1987, as amended. *(5)

     (r) Manufacturing and Supply Agreement between the Company and Novartis Pharma AG, dated as of August 11, 1997. **(15)

     (s) Letter Agreement between the Company and Dr. David T. Rovee dated September 23, 1991. *(14)

     (u)    1995 Stock Option Plan, as amended. *(14)

     (v) The License and Supply Agreement between the Company and Sandoz Pharma Ltd., dated as of January 17, 1996. **(16)

     (w) The Stock Purchase Agreement between the Company and Sandoz Pharma Ltd., dated as of January 17, 1996. **(16)

     (x)    1999 Nonqualified Stock Option Plan. *(20)

     (y)    Severance Benefits Plan. *(17)

     (z) Third amendment to Indenture of Lease between between 150 Canton Office Associates , Successor as Landlord to Canton Commerce Center Limited Partnership and the Company, dated as of March 4, 1998. (19)

     (aa) Addendum to The License and Supply Agreement between the Company and Novartis Pharma Ltd., dated March 23, 1998. (19)

     (bb) Letter Agreement between the Company and Mr. Philip M. Laughlin dated September 24, 1999. filed herewith.

     (cc) Credit agreement between the Company and Fleet National Bank dated November 12,1999, filed herewith.

     (21)   Subsidiaries of the Company, filed herewith.

     (23)   Consent of PricewaterhouseCoopers L.L.P., filed herewith.

     (27)   Financial Data Schedule (filed with electronic submission only)

----------

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-9832).

(2) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1987, amended and incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 14, 1999.

(3) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed February 18, 1987.

(4) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-3 (File No. 33-33914).

(5) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 30, 1988, amended and incorporated herein by reference to the Exhibit 10 to the Company's Quarterly Report on Form 10-Q, filed August 14, 1997.

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

(8) Incorporated herein by reference to Exhibit 3(a) to the Company's Form 10-K, filed April 1, 1991.

(9) Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q, filed August 13, 1991.

(10) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 31, 1993.

(11) Incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed April 19, 1994.

(12) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed August 29, 1995, amended and incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 14, 1999.

(13) Incorporated herein by reference to the exhibits to the Company's Amended Registration Statement on Form S-3, filed July 5, 1995.

(14) Incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed April 14, 1995, amended and incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed November 15, 1999.

(15) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 30, 1998.

(16) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 29, 1996,

(17) Incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q, filed May 14, 1997.

(18) Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 13, 1998.

(19) Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 13, 1998.

(20) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 30, 1999.

(21) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 14, 1999.

(22) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed August 16, 1999.

(23) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed November 15, 1999.

----------
* Management contract or compensatory plan identified pursuant to Item 14(a)3.

**Confidential Treatment requested.