Form 10-Q
period 2000-06-30
ORGANOGENESIS INC
filed 2000-08-14
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM  _____ TO _____

                       COMMISSION FILE NUMBER 1-9898
                                              ------


                              ORGANOGENESIS INC.
            (Exact name of registrant as specified in its charter)


         DELAWARE                           04-2871690
-------------------------------             ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification number)

      150 DAN ROAD, CANTON, MA                 02021
----------------------------------------       -----
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

Yes ( X )  No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at August 1, 2000 was 34,184,583 shares (excluding treasury shares).

                                 ORGANOGENESIS INC.


                                 Index
                                 -----


                                                              Page
PART I - FINANCIAL INFORMATION                               Number
------------------------------                               ------

Item 1 - Financial Statements

     Consolidated Balance Sheets
          At December 31, 1999 and June 30, 2000.....................   3

     Consolidated Statements of Operations
          For the Three and Six Months Ended June 30, 1999 and 2000..   4

     Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 1999 and 2000............   5

     Notes to Consolidated Financial Statements......................   6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations...................  10

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings...........................................   *

Item 2 - Changes in Securities.......................................   *

Item 3 - Defaults upon Senior Securities.............................   *

Item 4 - Submission of Matters to a Vote of Security Holders.........  15

Item 5 - Other Information...........................................   *

Item 6 - Exhibits and Reports on Form 8-K............................  15

Signatures...........................................................  16

In this report, "Organogenesis" "we" "us" and "our" refer to Organogenesis Inc.

* No information provided due to inapplicability of item

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               ORGANOGENESIS INC.

                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                        December 31,         June 30,
                                                                            1999               2000
                                                                          ---------          ---------
                                                                                   (unaudited)
ASSETS
    Current assets:
         Cash and cash equivalents                                        $   5,727          $  18,351
         Investments                                                          6,712              4,015
         Inventory                                                              906                863
         Receivable from related party                                          985                545
         Other current assets                                                   643              1,176
                                                                          ---------          ---------
         Total current assets                                                14,973             24,950

    Property and equipment -
         Less accumulated depreciation of $11,080 and $11,966                11,731             12,723
    Other assets                                                                601                539
                                                                          ---------          ---------
         Total Assets                                                     $  27,305          $  38,212
                                                                          =========          =========

Liabilities
    Current liabilities:
         Accounts payable                                                 $   1,378          $     696
         Accrued expenses                                                     3,438              2,745
         Other current liabilities                                              602                  -
         Series C redeemable convertible preferred stock                      6,180                  -
         Current portion of term loan                                           394              1,182
                                                                          ---------          ---------
         Total current liabilities                                           11,992              4,623

    Long-term convertible debt                                               17,953             18,134
    Term loan                                                                 4,334              3,546

    Commitments (see notes)

Stockholders' Equity (Deficit)
    Common stock, par value $.01; authorized 80,000,000 shares:
         Issued 30,689,019 and 34,241,048 shares as of
         December 31, 1999 and June 30, 2000, respectively                      307                342
    Additional paid-in capital                                              122,890            150,471
    Accumulated deficit                                                    (129,367)          (138,100)
    Treasury stock at cost, 85,000 shares at December 31, 1999
         and June 30, 2000                                                     (804)              (804)
                                                                          ---------          ---------
         Total stockholders' equity (deficit)                                (6,974)            11,909
                                                                          ---------          ---------
         Total Liabilities and Stockholders' Equity (Deficit)             $  27,305          $  38,212
                                                                          =========          =========

 The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     Consolidated Statements of Operations
                  (Unaudited, in thousands, except share data)


                                                                For the                          For the
                                                              Three Months                      Six Months
                                                             Ended June 30,                   Ended June 30,
                                                      ---------------------------      ---------------------------
                                                         1999            2000             1999            2000
                                                      -----------     -----------      -----------     -----------
REVENUES:
  Research and development support
     from related party                               $         -     $     5,000      $         -     $     5,000
  Product sales to related party and others                   506             685              825           1,331
  Other income                                                118             344              286             595
  Interest income                                             314             389              507             576
                                                      -----------     -----------      -----------     -----------

    Total Revenues                                            938           6,418            1,618           7,502
                                                      -----------     -----------      -----------     -----------


COSTS AND EXPENSES:
  Cost of product sales to related party and                1,126           1,243            1,730           2,434
   others
  Research and development                                  4,442           4,682            8,931           9,000
  General and administrative                                1,654           2,072            3,168           3,854
  Non-cash purchase of incomplete technology                  900               -              900               -
  Interest expense-net                                        405             468              405             947
                                                      -----------     -----------      -----------     -----------

    Total Costs and Expenses                                8,527           8,465           15,134          16,235
                                                      -----------     -----------      -----------     -----------

Net loss                                              $    (7,589)    $    (2,047)     $   (13,516)    $    (8,733)
                                                      ===========     ===========      ===========     ===========

Net loss per common share - basic and diluted              $(0.25)         $(0.06)          $(0.44)         $(0.27)
                                                      ===========     ===========      ===========     ===========

Weighted average number of common shares
  outstanding - basic and diluted                      30,468,876      34,043,931       30,460,791      32,653,389
                                                      ===========     ===========      ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)


                                                                                             For the
                                                                                           Six Months
                                                                                         Ended June 30,
                                                                                     ------------------------
                                                                                        1999           2000
                                                                                     ---------       --------
Cash flows from operating activities:
  Net loss                                                                            $(13,516)       $(8,733)
  Adjustments to reconcile net loss to cash flows used in operating activities:
    Depreciation                                                                           869            886
    Amortization of warrants and deferred debt issuance costs relating to
     long-term convertible debt                                                            113            243
    Issuance of treasury stock for purchase of incomplete technology                       900              -
    Issuance of common stock for interest on convertible debt                                -            696
Changes in assets and liabilities:
    Inventory                                                                              (50)            43
    Other current assets and receivable from related party                                (697)           (93)
    Accounts payable                                                                      (562)          (682)
    Accrued expenses and other current liabilities                                         298         (1,295)
                                                                                      --------        -------
Cash used in operating activities                                                      (12,645)        (8,935)
                                                                                      --------        -------

Cash flows from investing activities:
  Capital expenditures                                                                  (3,690)        (1,878)
  Purchases of investments                                                             (19,000)             -
  Sales and maturities of investments                                                   15,439          2,697
                                                                                      --------        -------
Cash provided by (used in) investing activities                                         (7,251)           819
                                                                                      --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term convertible debt                                  20,000              -
  Deferred debt issuance costs                                                            (575)             -
  Preferred stock redeemed in cash                                                           -         (6,180)
  Proceeds from sale of common stock - net                                                   -         15,930
  Proceeds from exercise of stock options                                                  218         10,990
  Purchase of treasury stock                                                              (748)             -
                                                                                      --------        -------
Cash provided by financing activities                                                   18,895         20,740
                                                                                      --------        -------

Increase (decrease) in cash and cash equivalents                                        (1,001)        12,624
Cash and cash equivalents, beginning of period                                           5,052          5,727
                                                                                      --------        -------

Cash and cash equivalents, end of period                                              $  4,051        $18,351
                                                                                      ========        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid in cash during the period                                             $      -        $   164
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

                               ORGANOGENESIS INC.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1.      Basis of Presentation
        ---------------------

     The accompanying unaudited consolidated financial statements of Organogenesis Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), was issued in December 1999 and summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The application of the guidance in SAB 101, as amended by SAB No. 101B, will be required during the quarter ended December 31, 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. Our evaluation of SAB 101 is not yet complete.

3.   Net Loss Per Common Share
     -------------------------

     Net loss per common share (basic and diluted) is based on the weighted average number of common shares outstanding during each period. Potentially dilutive securities at June 30, 2000 include: stock options outstanding to purchase 4,047,068 common shares; warrants to purchase 900,000 common shares; and debt convertible into 1,913,349 common shares; however, such securities have not been included in the net loss per common share calculation because their effect would be anti-dilutive.

4.   Inventory
     ---------

     Inventory is stated at the lower of cost or market, cost being standard cost, which approximates the first-in, first-out method of accounting. Inventory, at net realizable value, consisted of the following (in thousands):

                                              December 31,          June 30,
                                                 1999                2000
                                                 -----               -----
                                                         (unaudited)

Raw materials                                    $ 348               $ 425
Work in process                                    558                 438
                                                 -----               -----
                                                 $ 906               $ 863
                                                 =====               =====

 5.   Receivable from Related Party
      -----------------------------

     Receivable from related party consisted of amounts due on product sales to Novartis and funding of certain programs by Novartis.

 6.   Accrued Expenses
      ----------------

     Accrued expenses consisted of the following (in thousands):

                                                 December 31,         June 30,
                                                    1999                2000
                                                   ------              ------
                                                            (unaudited)

Compensation and employee benefits                 $1,402              $1,233
Professional services                                 825                 493
Accrued interest                                      361                 404
Other                                                 850                 615
                                                   ------              ------
                                                   $3,438              $2,745
                                                   ======              ======

 7.   Term Loan Agreement
      -------------------

     In November of 1999, we entered into a $5,000,000 term loan agreement with a commercial bank to finance the purchase of certain equipment, leasehold improvements and other items. Borrowings under the term loan are collateralized by a security interest in the items financed. The agreement provides repayment of the principal amount of the loan in 12 equal quarterly installments commencing December 29, 2000, with final payment due on September 30, 2003. The loan bears interest at a fluctuating rate per annum that is equal to the prime rate in effect from time to time, or we may elect that all or any portion of any term loan be made as a LIBOR loan with an interest period of one month, two months, three months or six months with the interest rate being equal to LIBOR plus an applicable margin (175 to 225 basis points). We are required to comply with certain covenants relating to our outstanding term loans, involving limitations on future indebtedness, dividends and investments, and to maintain certain financial covenants pertaining to liquidity, capital base, and debt service coverage (or, alternatively, maintaining a minimum unencumbered cash balance). We are in compliance with these covenants at June 30, 2000. At June 30, 2000, we had an outstanding balance of $4,728,000 against this term loan. The weighted average interest rate paid during this period was 8.61%. The current portion of this term loan is $1,182,000 at June 30, 2000.

8.  Series C Redeemable Convertible Preferred Stock
    ------------------------------------------------

     At December 31, 1999, we had 62 shares of Series C redeemable convertible preferred stock outstanding. In March 2000, we redeemed for cash all outstanding shares of Series C redeemable convertible preferred stock for $6,180,000.

9.   Commitments
     -----------

     Construction-in-Progress

     At June 30, 2000, we had approximately $5,171,000 in construction in progress relating to expansion of our main facility. Additionally, we have committed approximately $500,000 for further build-out.

     Grants

     In November 1999, we received notice of grants to support two research projects: (1) $2,000,000 grant under the Advanced Technology Program of the National Institute for Standards and Technology ("NIST") to help support development of an effective liver assist device prototype, which we have received $184,000 and expect to receive the remaining amount over the period through December 2001; and (2) $100,000 grant under the Small Business Innovation Research Program of the National Institutes of Health to support development of a vascular graft, which was fully received as of June 30, 2000. Both of these grants require that the United States federal government can access for its own purposes technology developed using the funding. A product developed based on the funding from the NIST grant must be manufactured substantially in the United States. In addition, we are subject to regular audit and reporting requirements. We have recorded other income of $290,000 and $474,000 for the three and six months ended June 30, 2000 relating to these research grants.

10.  Collaborative Agreement
     -----------------------

     The collaborative agreement with Novartis provides us with up to $40,000,000 in equity investments and nonrefundable research, development and milestone support payments, of which $31,750,000 has been received to date, all of which are non refundable. The remaining payments are based upon achievement of specified events. In March 2000, we received $5,000,000 from Novartis, which represented a support payment received in advance of achievement of a milestone related to the diabetic foot ulcer indication. In June 2000, we recognized research and development support revenue of $5,000,000 when achievement of the milestone was met upon FDA approval of Apligraf for use in diabetic foot ulcers. Under the agreement, we supply Novartis' global requirements for Apligraf and receive revenue consisting of a per unit manufacturing payment and royalties on product sales.

11.  Common Stock Issuance
     ---------------------

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

     In April 2000, we issued 44,035 shares of common stock for payment of interest on our long-term convertible debt.

     During the six months ended June 30, 2000, we issued 2,419,069 shares of common stock for the exercise of employee stock options, yielding proceeds of approximately $10,990,000.

12.  Accounting Pronouncements
     -------------------------

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

Overview of Organogenesis Inc.
------------------------------

     Organogenesis Inc. - a tissue engineering firm - designs, develops and manufactures medical products containing living cells and/or natural connective
tissue.   Our product development program includes living tissue replacements, cell-based organ assist devices and other tissue-engineered products. Our lead product, Apligraf(R) skin substitute, was launched in the United States in June 1998 by Novartis Pharma AG ("Novartis"). Novartis has global Apligraf marketing rights. Our strategy is to commercialize products either by ourselves or through partners with an established marketing presence.


OUR LEAD PRODUCT, APLIGRAF(R)
--------------------------

     Apligraf is the only product containing living human cells to prove efficacy and gain FDA PMA marketing approval. In 1998, Apligraf was approved and launched for use in the treatment of venous leg ulcers. In June 2000, Apligraf gained approval for a second indication - use in diabetic foot ulcers - and was launched for this purpose in July 2000. Apligraf is also available in some international markets, including Canada and Switzerland.

     A pivotal trial is underway to assess whether use of Apligraf to treat wounds due to skin cancer surgery reduces post-surgical scarring. Data on Apligraf in other applications, including donor site wounds, burns and epidermolysis bullosa (a genetic skin disorder), are published or in press.

Apligraf(R) is a registered trademark of Novartis.

OUR PIPELINE
------------

     Our pipeline includes our Vitrix(TM) living dermal replacement product, now in pilot human clinical trials; our vascular graft program, currently in animal studies; and our liver assist device program, currently in research. Our portfolio also includes potential licensing opportunities such as the GraftPatch(TM) soft tissue reinforcement product, TestSkin(TM) II in vitro testing product and our cell-culture derived conditioned medium product.


RESULTS OF OPERATIONS
---------------------

     We are currently at low volume production as Apligraf has, to date, shown a gradual ramp-up in sales. We expect production costs to exceed product sales for the near term due to start-up expenses and the high costs associated with low volume production. We expect production volume to increase due to progress being made in gaining Medicare coverage for Apligraf and its recent FDA approval for use in diabetic foot ulcers.

     REVENUES

     Total revenues were $6,418,000 and $7,502,000 for the three and six months ended June 30, 2000, compared to $938,000 and $1,618,000 for the same periods in 1999. Revenues for the three and six months ended June 30, 2000, include recognition of $5,000,000 for achievement of a milestone related to the diabetic foot ulcer indication received under the collaborative agreement with Novartis (See "Notes to Consolidated Financial Statements"). Product sales to related party and others increased to $685,000 and $1,331,000 for the three and six months ended June 30, 2000, compared to $506,000 and $825,000 for the same periods in 1999, due to increased unit sales of Apligraf to Novartis. We expect Apligraf commercial sales to continue to increase. Other income increased to $344,000 and $595,000 for the three and six months ended June 30, 2000, compared to $118,000 and 286,000 for the same periods in 1999, mainly due to funding received under research grants.

     COSTS AND EXPENSES

     Cost of product sales: Cost of product sales was $1,243,000 and $2,434,000 for the three and six months ended June 30, 2000, compared to $1,126,000 and $1,730,000 for the same periods in 1999, due to increased unit sales of Apligraf to Novartis. Cost of product sales includes the direct costs to manufacture and package Apligraf and an allocation of our production related indirect costs. Cost of product sales continues to exceed product sales due to the high costs associated with low volume production. We expect production volume to increase and our margins to improve. We expect to continue to expand production operations during 2000.

     Research and development: Research and development expenses ("R&D") consist of costs associated with research, development, clinical and operations support. These expenses increased to $4,682,000 and $9,000,000 for the three and six months ended June 30, 2000, compared to $4,442,000 and $8,931,000 for the same periods in 1999. This change is due to an increase in operations support start-up costs related to Apligraf commercialization, offset by a decrease in R&D related expenses primarily due to decreased costs to support sponsored research programs and publication studies and also a decrease in clinical related costs due to completion of the Apligraf diabetic ulcer pivotal trial. Quality systems and operations support expenses were $2,486,000 and $4,514,000 for the three and six months ended June 30, 2000, compared to $1,942,000 and $3,911,000 for the same periods in 1999.

     General and administrative expenses: General and administrative expenses ("G&A") include the costs of our corporate, finance, information technology and human resource functions. G&A expenses increased to $2,072,000 and $3,854,000 for the three and six months ended June 30, 2000, compared to $1,654,000 and $3,168,000 for the same periods in 1999. The increase is primarily due to higher personnel costs, occupancy costs and increased professional service fees. We expect the growth in G&A expenses to increase at a slower rate during 2000 than in 1999.

     Interest expense-net: Interest expense, net of capitalized interest, increased to $468,000 and $947,000 for the three and six months ended June 30, 2000, compared to $405,000 for the same periods in 1999, due to the issuance of convertible debentures in March 1999 and entering into a term loan in November 1999.

     NET LOSS

     As a result of the net effect described above, we incurred a net loss of $2,047,000 or $(0.06) per share (basic and diluted), and $8,733,000, or $(0.27)
per share (basic and diluted), for the three and six months ended June 30, 2000, respectively, compared to $7,589,000, or $(0.25) per share (basic and diluted), and $13,516,000, or $(0.44) per share (basic and diluted), for the comparable 1999 periods.

Capital Resources and Liquidity
-------------------------------

     FUNDS USED IN OPERATIONS

     At June 30, 2000, we had cash, cash equivalents and investments in the aggregate amount of $22,366,000 and working capital of $20,327,000, compared to $12,439,000 and $2,981,000, respectively, at December 31, 1999. Cash equivalents consist of money market funds, which are highly liquid and have original maturities of less than three months. Investments consist of securities that have an A or A1 rating or better with a maximum maturity of two years. Cash used in operating activities was $8,935,000 for the six months ended June 30, 2000, compared to $12,645,000 for the same period in 1999, primarily for financing our ongoing research, development and manufacturing operations, offset by cash received from Novartis in 2000 for achievement of a milestone related to the diabetic foot ulcer indication.

     CAPITAL SPENDING

     Capital expenditures were $1,878,000 and $3,690,000 during the six months ended June 30, 2000 and 1999, respectively, primarily related to the further build-out of existing facilities to support Apligraf manufacturing, as well as the acquisition of equipment for research and development programs and manufacturing. We will continue to utilize funds during 2000 to expand our existing facility in the areas of Apligraf manufacturing, quality systems labs, and packaging.

     NOVARTIS SUPPORT

     In March 2000, we received $5,000,000 from Novartis, which represented a support payment received in advance of achievement of a milestone related to the diabetic foot ulcer indication. In June 2000, we recognized research and development support revenue of $5,000,000 when achievement of the milestone was met upon FDA approval of Apligraf for use in diabetic foot ulcers.

     FINANCING

     From inception, we have financed our operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments, sale of products and receipt of royalties. During the six months ended June 30, 2000, financing activities provided cash of $20,740,000 primarily from the sale of common stock that generated net proceeds of $15,930,000 and the exercise of stock options that generated $10,990,000, partially offset by the redemption of Series C redeemable convertible preferred stock in cash for $6,180,000. Financing activities provided cash of $18,895,000 for the six months ended June 30, 1999 primarily from the sale of five-year convertible debentures and warrants to purchase common stock that generated gross proceeds of $20,000,000 and the exercise of stock options that generated $218,000.


     LIQUIDITY

     Based upon current plans, we believe that proceeds received from common stock issued in the first quarter of 2000, together with existing working capital and future funds from Novartis, including product and royalty revenue, will be sufficient to finance operations into 2001. However, this statement is forward-looking and changes may occur that would significantly decrease available cash before such time. Factors that may change our cash requirements include:

 .  Timing of regulatory approvals of products in different countries and subsequent timing of product launches;
 .  Delays in commercial acceptance and reimbursement when product launches occur;
 . Changes in the progress of research and development programs; and . Changes in the resources devoted to outside research collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies.

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

ADDITIONAL CAUTIONARY CONSIDERATIONS
------------------------------------

     We are subject to risks common to entities in the biotechnology industry, including, but not limited to, the following uncertainties:

 .  Market acceptance of our products, and successful marketing and selling of
   Apligraf by Novartis;
 .  Manufacture and sale of products in sufficient volume to realize a satisfactory margin;
 .  Adequate third-party reimbursement for products;
 .  FDA approval of Apligraf for other indications and successful registrations of Apligraf outside the United States;
 .  Development by competitors of new technologies or products that are more effective than ours;
 .  Protection of proprietary technology through patents;
 .  Ability to recover the investment in property and equipment;
 .  Dependence on and retention of key personnel;
 .  Compliance with FDA regulations and similar foreign regulatory bodies;
 .  Risk of failure of clinical trials for future indications of Apligraf and other products;
 .  Availability of additional capital on acceptable terms, if at all;
 . Continued availability of raw material for products; and . Availability of sufficient product liability insurance.

                                 ORGANOGENESIS INC.


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting for Stockholders on May 22, 2000. At the meeting, Messrs. Richard S. Cresse, Albert Erani, David A. Gardner, Philip M. Laughlin, Bernard A. Marden, Bjorn R. Olsen, Ms. Marguerite A. Piret and Anton E. Schrafl, were re-elected as Directors and Messrs. James J. Apostolakis and Glenn Nussdorf were newly elected as Directors. The vote with respect to each nominee is set forth below:

                              Votes For                    Votes Against
                       -----------------------       -------------------------

Mr. Apostolakis               29,471,957                      1,399,609
Mr. Cresse                    29,610,946                      1,260,620
Mr. Erani                     27,387,460                      3,484,106
Mr. Gardner                   29,614,323                      1,257,243
Mr. Laughlin                  30,496,987                        374,579
Mr. Marden                    29,600,136                      1,271,430
Mr. Nussdorf                  29,614,823                      1,256,743
Dr. Olsen                     29,608,982                      1,262,584
Ms. Piret                     29,614,292                      1,257,274
Dr. Schrafl                   30,501,354                        370,212

In addition, the stockholders authorized the ratification of the selection by the Board of Directors of PricewaterhouseCoopers LLP as our independent accountants for the 2000 fiscal year; by a vote of 29,597,855 shares for, 1,246,022 shares against and 27,689 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


     27   Financial Data Schedule (filed with electronic submission only)


(b) No current reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                 ORGANOGENESIS INC.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the
registrant has duly   caused this report to be signed on its behalf by the
undersigned thereunto duly authorized.



                                 Organogenesis Inc.
                                 (Registrant)



Date:   August 14, 2000          /S/ Philip M. Laughlin
                                 -------------------------------------------
                                 Philip M. Laughlin, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)



Date:   August 14, 2000          /S/ John J. Arcari
                                 -------------------------------------------
                                 John J. Arcari, Vice President, Finance and
                                 Administration, Chief Financial  Officer
                                 (Principal Financial and Accounting Officer)