Form 10-Q
period 2000-09-30
ORGANOGENESIS INC
filed 2000-11-14
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM  _____ TO _____

                         COMMISSION FILE NUMBER 1-9898
                                                ------


                              ORGANOGENESIS INC.
            (Exact name of registrant as specified in its charter)


                DELAWARE                              04-2871690
--------------------------------------------          ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification number)

         150 DAN ROAD, CANTON, MA                       02021
--------------------------------------------          ----------
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

Yes ( X )  No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at November 1, 2000 was 34,489,459 shares (excluding treasury shares).

                                 ORGANOGENESIS INC.


                                 Index
                                 -----


                                                             Page
PART I - FINANCIAL INFORMATION                               Number
------------------------------                               ------

Item 1 - Financial Statements
     Consolidated Balance Sheets
          At December 31, 1999 and September 30, 2000......................   3

     Consolidated Statements of Operations
          For the Three and Nine Months Ended September 30, 1999 and 2000..   4

     Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30, 1999 and 2000............   5

     Notes to Consolidated Financial Statements............................   6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations.........................  10

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings.................................................   *

Item 2 - Changes in Securities.............................................   *

Item 3 - Defaults upon Senior Securities...................................   *

Item 4 - Submission of Matters to a Vote of Security Holders...............   *

Item 5 - Other Information.................................................   *

Item 6 - Exhibits and Reports on Form 8-K..................................  15

Signatures.................................................................  16

In this report, "Organogenesis" "we" "us" and "our" refer to Organogenesis Inc.

* No information provided due to inapplicability of item

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               ORGANOGENESIS INC.

                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                    December 31,       September 30,
                                                                              1999               2000
                                                                         ---------          ---------
                                                                                       (unaudited)
ASSETS
    Current assets:
         Cash and cash equivalents                                       $   5,727          $  14,976
         Investments                                                         6,712              3,355
         Inventory                                                             906                892
         Receivable from related party                                         985                469
         Other current assets                                                  643                941
                                                                         ---------          ---------
         Total current assets                                               14,973             20,633

    Property and equipment -
         Less accumulated depreciation of $11,080 and $12,707               11,731             12,186
    Other assets                                                               601                475
                                                                         ---------          ---------
              Total Assets                                               $  27,305          $  33,294
                                                                         =========          =========

LIABILITIES
    Current liabilities:
         Accounts payable                                                $   1,378          $     646
         Accrued expenses                                                    3,438              3,471
         Other current liabilities                                             602                  -
         Series C redeemable convertible preferred stock                     6,180                  -
         Current portion of term loan                                          394              1,576
                                                                         ---------          ---------
              Total current liabilities                                     11,992              5,693

    Long-term convertible debt                                              17,953             15,977
    Term loan                                                                4,334              3,152

    Commitments (see notes)

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, par value $.01; authorized 80,000,000 shares:
         Issued 30,689,019 and 34,525,926 shares as of
         December 31, 1999 and September 30, 2000, respectively                307                345
    Additional paid-in capital                                             122,890            153,979
    Accumulated deficit                                                   (129,367)          (145,048)
    Treasury stock at cost, 85,000 shares at December 31, 1999
       and September 30, 2000                                                 (804)              (804)
                                                                         ---------          ---------
              Total stockholders' equity (deficit)                          (6,974)             8,472
                                                                         ---------          ---------
              Total Liabilities and Stockholders' Equity (Deficit)       $  27,305          $  33,294
                                                                         =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     Consolidated Statements of Operations
                  (Unaudited, in thousands, except share data)


                                                        For the Three Months              For the Nine Months
                                                        Ended September 30,               Ended  September 30,
                                                      ---------------------------      --------------------------
                                                          1999            2000             1999            2000
                                                      -----------     -----------      -----------     -----------
REVENUES:
  Research and development support
     from related party                               $         -     $         -      $         -     $     5,000
  Product sales to related party and others                   477             719            1,302           2,050
  Other income                                                231             336              517             931
  Interest income                                             238             341              745             917
                                                      -----------     -----------      -----------     -----------

    Total Revenues                                            946           1,396            2,564           8,898
                                                      -----------     -----------      -----------     -----------


COSTS AND EXPENSES:
  Cost of product sales to related party and                  969           1,310            2,699           3,744
   others
  Research and development                                  4,443           4,664           13,374          13,664
  General and administrative                                1,607           1,770            4,775           5,624
  Non-cash purchase of incomplete technology                    -               -              900               -
  Interest expense-net                                        407             600              812           1,547
                                                      -----------     -----------      -----------     -----------

    Total Costs and Expenses                                7,426           8,344           22,560          24,579
                                                      -----------     -----------      -----------     -----------

NET LOSS                                              $    (6,480)    $    (6,948)     $   (19,996)    $   (15,681)
                                                      ===========     ===========      ===========     ===========

Net loss per common share - basic and diluted              $(0.21)         $(0.20)          $(0.66)         $(0.47)
                                                      ===========     ===========      ===========     ===========

Weighted average number of common shares
  outstanding - basic and diluted                      30,478,115      34,315,711       30,466,603      33,216,444
                                                      ===========     ===========      ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)


                                                                                      For the Nine Months
                                                                                       Ended September 30,
                                                                                     ------------------------
                                                                                        1999           2000
                                                                                      --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(19,996)      $(15,681)
  Adjustments to reconcile net loss to cash flows used in operating activities:
    Depreciation                                                                         1,311          1,627
    Issuance of stock options                                                               21              -
    Amortization of warrants and deferred debt issuance costs relating to
     long-term convertible debt                                                            226            379

    Issuance of treasury stock for purchase of incomplete technology                       900              -
    Issuance of common stock for interest on convertible debt                                -            696
Changes in assets and liabilities:
    Inventory                                                                              (65)            14
    Other current assets and receivable from related party                                (412)           218
    Accounts payable                                                                      (582)          (732)
    Accrued expenses and other current liabilities                                         688           (569)
                                                                                      --------       --------
Cash used in operating activities                                                      (17,909)       (14,048)
                                                                                      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (4,769)        (2,082)
  Purchases of investments                                                             (19,000)             -
  Sales and maturities of investments                                                   18,534          3,357
                                                                                      --------       --------
Cash provided by (used in) investing activities                                         (5,235)         1,275
                                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term convertible debt                                  20,000              -
  Deferred debt issuance costs                                                            (575)             -
  Preferred stock redeemed in cash                                                           -         (6,180)
  Proceeds from sale of common stock - net                                                   -         15,930
  Proceeds from exercise of stock options                                                  373         12,272
  Purchase of treasury stock                                                              (951)             -
                                                                                      --------       --------
Cash provided by financing activities                                                   18,847         22,022
                                                                                      --------       --------

Increase (decrease) in cash and cash equivalents                                        (4,297)         9,249
Cash and cash equivalents, beginning of period                                           5,052          5,727
                                                                                      --------       --------

Cash and cash equivalents, end of period                                              $    755       $ 14,976
                                                                                      ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid in cash during the period                                             $      -       $    271
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

                               ORGANOGENESIS INC.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Organogenesis Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

3.   Net Loss Per Common Share
     -------------------------

     Net loss per common share (basic and diluted) is based on the weighted average number of common shares outstanding during each period. Potentially dilutive securities at September 30, 2000 include: stock options outstanding to purchase 3,931,400 common shares; warrants to purchase 900,000 common shares; and debt convertible into 1,736,813 common shares; however, such securities have not been included in the net loss per common share calculation because their effect would be anti-dilutive.

4.   Inventory
     ---------

     Inventory is stated at the lower of cost or market, cost being standard cost, which approximates the first-in, first-out method of accounting. Inventory, at net realizable value, consisted of the following (in thousands):

                                   December 31,        September 30,
                                       1999                2000
                                   ------------        -------------
                                                        (unaudited)

Raw materials                         $ 348               $ 443
Work in process                         558                 449
                                      -----               -----
                                      $ 906               $ 892
                                      =====               =====

5.   Receivable from Related Party
     -----------------------------

     Receivable from related party consisted of amounts due on product sales to Novartis and funding of certain programs by Novartis.

6.   Accrued Expenses
     ----------------

     Accrued expenses consisted of the following (in thousands):

                                      December 31,       September 30,
                                          1999               2000
                                      ------------       -------------
                                                          (unaudited)

Compensation and employee benefits        $1,402              $1,592
Professional services                        825                 431
Accrued interest                             361                 679
Other                                        850                 769
                                          ------              ------
                                          $3,438              $3,471
                                          ======              ======

7.   Term Loan Agreement
     -------------------

     In November of 1999, we entered into a $5,000,000 term loan agreement with a commercial bank to finance the purchase of certain equipment, leasehold improvements and other items. Borrowings under the term loan are collateralized by a security interest in the items financed. The agreement provides repayment of the principal amount of the loan in 12 equal quarterly installments commencing December 29, 2000, with final payment due on September 30, 2003. The loan bears interest at a fluctuating rate per annum that is equal to the prime rate in effect from time to time, or we may elect that all or any portion of any term loan be made as a LIBOR loan with an interest period of one month, two months, three months or six months with the interest rate being equal to LIBOR plus an applicable margin (175 to 225 basis points). We are required to comply with certain covenants relating to our outstanding term loans, involving limitations on future indebtedness, dividends and investments, and to maintain certain financial covenants pertaining to liquidity, capital base, and debt service coverage (or, alternatively, maintaining a minimum unencumbered cash balance). We are in compliance with these covenants at September 30, 2000. At September 30, 2000, we had an outstanding balance of $4,728,000 against this term loan. The weighted average interest rate paid during this period was 8.73%. The current portion of this term loan is $1,576,000 at September 30, 2000.

8.  Series C Redeemable Convertible Preferred Stock
    ------------------------------------------------

    At December 31, 1999, we had 62 shares of Series C redeemable convertible preferred stock outstanding. In March 2000, we redeemed for cash all outstanding shares of Series C redeemable convertible preferred stock for $6,180,000.

9.  Commitments
    -----------

    Lease Obligations

    We occupy our main offices and manufacturing premises under a facility lease for 79,500 square feet of space in Canton, Massachusetts at an annual average base rent of approximately $790,000, plus operating expenses, that expires on September 30, 2004. This lease has three options to extend the term for an additional five years per option. Taxes, insurance and operating expenses are our responsibility under the terms of the lease. In May 1999, we entered into another facility lease for approximately 62,500 square feet of additional office and warehouse space in Canton, Massachusetts. In June 2000, we amended this lease to terminate 42,000 square feet, leaving 20,500 square feet remaining at an annual average base rent of approximately $138,500, plus operating expenses, that expires on December 5, 2004. This lease has three options to extend the term for an additional five years per option. In total, we currently lease approximately 100,000 square feet of space.

    Future minimum lease payments are as follows (in thousands):

2000                        $1,101
2001                           957
2002                           976
2003                           962
2004                           754
Thereafter                       -
                            ------
                            $4,750
                            ======


     Grants

     In November 1999, we received notice of grants to support two research projects: (1) $2,000,000 grant under the Advanced Technology Program of the National Institute for Standards and Technology ("NIST") to help support development of an effective liver assist device prototype, which we have received $474,000 and expect to receive the remaining amount over the period through December 2001; and (2) $100,000 grant under the Small Business Innovation Research Program of the National Institutes of Health to support development of a vascular graft, which was fully received as of September 30, 2000. Both of these grants require that the United States federal government can access for its own purposes technology developed using the funding. A product developed based on the funding from the NIST grant must be manufactured substantially in the United States. In addition, we are subject to regular audit and reporting requirements. We have recorded other income of $258,000 and $732,000 for the three and nine months ended September 30, 2000 relating to these research grants.

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

     In April 2000, we issued 44,035 shares of common stock for payment of interest on our long-term convertible debt. In August 2000, we issued 176,536 shares of common stock for conversion of 2,500,000 face value convertible notes, plus accrued interest.

     During the nine months ended September 30, 2000, we issued 2,527,411 shares of common stock for the exercise of employee stock options, yielding proceeds of approximately $12,272,000.

12.  Accounting Pronouncements
     -------------------------

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

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

OVERVIEW OF ORGANOGENESIS INC.
------------------------------

     Organogenesis Inc. - a tissue-engineering firm - designs, develops and manufactures medical products containing living cells and/or natural connective
tissue.   Our product development program includes living tissue replacements, cell-based organ assist devices and other tissue-engineered products. Our lead product, Apligraf(R) skin substitute, was launched in the United States in June 1998 by Novartis Pharma AG ("Novartis"). Novartis has global Apligraf marketing rights. Our strategy is to commercialize products either by ourselves or through partners with an established marketing presence.


OUR LEAD PRODUCT, APLIGRAF(R)
--------------------------

     Apligraf is the first and only product containing living human cells to prove efficacy and gain FDA PMA marketing approval. In 1998, Apligraf was approved and launched for use in the treatment of venous leg ulcers. In June 2000, Apligraf gained approval for a second indication - use in diabetic foot ulcers - and was launched for this purpose in July 2000. Apligraf is also available in some international markets, including Canada and Switzerland.

     Effective August 2000, Apligraf qualified nationally for reimbursement under Medicare when used in the hospital outpatient setting, such as hospital-affiliated wound care clinics. Progress is also being made with gaining Medicare reimbursement for Apligraf applied in a physician's office.

Apligraf(R) is a registered trademark of Novartis.

     A pivotal trial is underway to assess whether use of Apligraf to treat wounds due to skin cancer surgery reduces post-surgical scarring. Data on Apligraf in other applications, including donor site wounds, burns and epidermolysis bullosa (a genetic skin disorder), have been published.

OUR PIPELINE
------------

     Our pipeline includes our Vitrix(TM) living dermal replacement product, now in pilot human clinical trials; our vascular graft program, currently in animal studies; and our liver assist device program, currently in research. Our portfolio also includes potential licensing opportunities such as the ECM(TM) (formerly GraftPatch(TM)) soft tissue repair product and our cell-culture derived conditioned medium product.


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

     REVENUES

     Total revenues were $1,396,000 and $8,898,000 for the three and nine months ended September 30, 2000, compared to $946,000 and $2,564,000 for the same periods in 1999. Revenues for the nine months ended September 30, 2000, include recognition of $5,000,000 for achievement of a milestone related to the diabetic foot ulcer indication received under the collaborative agreement with Novartis. Product sales to related party and others increased to $719,000 and $2,050,000 for the three and nine months ended September 30, 2000, compared to $477,000 and $1,302,000 for the same periods in 1999, due to increased unit sales of Apligraf to Novartis. We expect Apligraf commercial sales to continue to increase. Other income increased to $336,000 and $931,000 for the three and nine months ended September 30, 2000, compared to $231,000 and 517,000 for the same periods in 1999, mainly due to funding received under research grants.

     COSTS AND EXPENSES

     Cost of product sales: Cost of product sales was $1,310,000 and $3,744,000 for the three and nine months ended September 30, 2000, compared to $969,000 and $2,699,000 for the same periods in 1999, due to increased unit sales of Apligraf to Novartis. Cost of product sales includes the direct costs to manufacture and package Apligraf and an allocation of our production related indirect costs. Cost of product sales continues to exceed product sales due to the high costs associated with low volume production. We expect production volume to increase and our margins to improve.

     Research and development: Research and development expenses ("R&D") consist of costs associated with research, development, clinical and operations support. These expenses increased to $4,664,000 and $13,664,000 for the three and nine months ended September 30, 2000, compared to $4,443,000 and $13,374,000 for the same periods in 1999. This change is due to an increase in operations support start-up costs related to Apligraf commercialization, offset by a decrease in R&D related expenses primarily due to decreased costs to support sponsored research programs and publication studies and also a decrease in clinical related costs due to completion of the Apligraf diabetic ulcer pivotal trial. Quality systems and operations support expenses were $2,266,000 and $6,780,000 for the three and nine months ended September 30, 2000, compared to $1,898,000 and $5,339,000 for the same periods in 1999.

     General and administrative expenses: General and administrative expenses ("G&A") include the costs of our corporate, finance, information technology and human resource functions. G&A expenses increased to $1,770,000 and $5,624,000 for the three and nine months ended September 30, 2000, compared to $1,607,000 and $4,775,000 for the same periods in 1999. The increase is primarily due to higher personnel costs, occupancy costs and increased professional service fees. We expect that G&A expenses will remain level to the third quarter through the remainder of 2000 and for 2001.

     Interest expense-net: Interest expense, net of capitalized interest of $197,000, increased to $600,000 and $1,547,000 for the three and nine months ended September 30, 2000, compared to $407,000 and $812,000 for the same periods in 1999, due to the issuance of convertible debentures in March 1999 and entering into a term loan in November 1999.

     NET LOSS

     As a result of the net effect described above, we incurred a net loss of $6,948,000 or $(0.20) per share (basic and diluted), and $15,681,000, or $(0.47)
per share (basic and diluted), for the three and nine months ended September 30, 2000, respectively, compared to $6,480,000, or $(0.21) per share (basic and diluted), and $19,996,000, or $(0.66) per share (basic and diluted), for the comparable 1999 periods.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     FUNDS USED IN OPERATIONS

     At September 30, 2000, we had cash, cash equivalents and investments in the aggregate amount of $18,331,000 and working capital of $14,940,000, compared to $12,439,000 and $2,981,000, respectively, at December 31, 1999. Cash equivalents consist of money market funds, which are highly liquid and have original maturities of less than three months. Investments consist of securities that have an A or A1 rating or better with a maximum maturity of two years. Cash used in operating activities was $14,048,000 for the nine months ended September 30, 2000, compared to $17,909,000 for the same period in 1999, primarily for financing our ongoing research, development and manufacturing operations, offset by cash received from Novartis in 2000 for achievement of a milestone related to the diabetic foot ulcer indication.

     CAPITAL SPENDING

     Capital expenditures were $2,082,000 and $4,769,000 during the nine months ended September 30, 2000 and 1999, respectively, primarily related to the further build-out of existing facilities to support Apligraf manufacturing, as well as the acquisition of equipment for research and development programs and manufacturing. We will continue to utilize funds during 2000 and 2001 to expand our existing facility in the areas of Apligraf manufacturing, packaging and other process development improvement programs.

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

     FINANCING

     From inception, we have financed our operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments, sale of products and receipt of royalties. During the nine months ended September 30, 2000, financing activities provided cash of $22,022,000 primarily from the sale of common stock that generated net proceeds of $15,930,000 and the exercise of stock options that generated $12,272,000, partially offset by the redemption of Series C redeemable convertible preferred stock in cash for $6,180,000. Financing activities provided cash of $18,847,000 for the nine months ended September 30, 1999 primarily from the sale of five-year convertible debentures and warrants to purchase common stock that generated net proceeds of $19,425,000 and the exercise of stock options that generated $373,000, partially offset by the purchase of treasury stock totaling $951,000.


     LIQUIDITY

     Based upon current plans, we believe that proceeds received from common stock issued in the first quarter of 2000, together with existing working capital and future funds from Novartis, including product and royalty revenue, will be sufficient to finance operations into 2001. In addition, we anticipate the need to raise additional funds to operate through the end of 2001. However, this statement is forward-looking and changes may occur that would significantly decrease available cash before such time. Factors that may change our cash requirements include:

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

ADDITIONAL CAUTIONARY CONSIDERATIONS
------------------------------------

     We are subject to risks common to entities in the biotechnology industry, including, but not limited to, the following uncertainties:

 . Market acceptance of our products and successful marketing and selling of
  Apligraf by Novartis;
 . Manufacture and sale of products in sufficient volume to realize a satisfactory margin;
 . Achievement of product cost reductions through process development improvements;
 . Adequate third-party reimbursement for products;
 . FDA approval of Apligraf for other indications and successful registrations of Apligraf outside the United States;
 . Development by competitors of new technologies or products that are more effective than ours;
 . Protection of proprietary technology through patents;
 . Ability to recover the investment in property and equipment;
 . Dependence on and retention of key personnel;
 . Compliance with FDA regulations and similar foreign regulatory bodies;
 . Risk of failure of clinical trials for future indications of Apligraf and other products;
 . Availability of additional capital on acceptable terms, if at all;
 . Continued availability of raw material for products; and . Availability of sufficient product liability insurance.

                                 ORGANOGENESIS INC.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     10(ee) Second Amendment to and Partial Termination of Lease Agreement between 85 John Road LLC (formerly North Queen Street LP) and the Company, dated June 30, 2000.

     27        Financial Data Schedule (filed with electronic submission only)


(b) No current reports on Form 8-K were filed during the quarter ended September 30, 2000.

                              ORGANOGENESIS INC.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ORGANOGENESIS INC.
                                (Registrant)



Date:   November 14, 2000        /S/ Philip M. Laughlin
                                 --------------------------------------------
                                 Philip M. Laughlin, President
                                 and Chief Executive Officer
                                 (Principal Executive Officer)



Date:   November 14, 2000        /S/ John J. Arcari
                                 --------------------------------------------
                                 John J. Arcari, Vice President, Finance and
                                 Administration, Chief Financial  Officer
                                 (Principal Financial and Accounting Officer)

                               ORGANOGENESIS INC.

                                 EXHIBIT INDEX

 Exhibit No.   Description of Exhibit
-------------  ----------------------

10(ee) Second Amendment to and Partial Termination of Lease Agreement between 85 John Road LLC (formerly North Queen Street LP) and the Company, dated June 30, 2000.

27             Financial Data Schedule (filed with electronic submission only)