Form 10-K
period 2000-12-31
ORGANOGENESIS INC
filed 2001-04-02
CIK 779733

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                      -------------------------------------
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                 OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                    Name of Each Exchange

              Title of Each Class             ON WHICH REGISTERED
              -------------------             --------------------
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

          The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $319,917,000 based on the last reported sale price of the company's common stock on the American Stock Exchange as the close of business on March 19, 2001. There were 34,399,675 shares of common stock outstanding as of March 19, 2001, excluding treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                                               PART OF FORM 10-K
                                                                  into which
                             Document                            INCORPORATED
                             --------                            ------------

Portions of the Registrant's Definitive Proxy Statement
for its 2001 Annual Meeting of Stockholders...................       III

          With the exception of the portions of the Definitive Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders expressly incorporated into this Report by reference, such document shall not be deemed filed as a part of this Annual Report on Form 10-K.

                                     PART I


     This Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include information on:

   .  Our business outlook and future financial performance;
   .  Anticipated profitability, revenues, expenses and capital expenditures;
   . Anticipated research, development, clinical, regulatory, and reimbursement progress;
   . Future funding and expectations as to any future events; and . Other statements that are not historical fact and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.

     Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. The risk and other factors noted under the section "Risk factors" beginning on page 5 and throughout this Form 10-K could cause our actual results to differ materially from the results contained in any forward-looking statements.


ITEM 1.    BUSINESS

     Organogenesis Inc. - a tissue engineering company - designs, develops and manufactures medical products containing living cells and/or natural connective tissue. We are the developer and manufacturer of the only mass-produced product containing living human cells to gain Food and Drug Administration ("FDA") marketing approval. Our product development focus includes living tissue replacements, a cell-based organ assist device and other tissue-engineered products. Our lead product, Apligraf living skin substitute, is FDA approved and marketed for use in the treatment of diabetic foot ulcers and venous leg ulcers. Novartis Pharma AG ("Novartis") has exclusive global Apligraf marketing rights.

     Organogenesis was organized as a Delaware corporation in 1985. Our principal office is located at 150 Dan Road, Canton, Massachusetts 02021. The telephone number is 781/575-0775 and the fax number is 781/575-1570. Our website address is www.organogenesis.com.

PRODUCTS AND PROGRAMS
---------------------

     Organogenesis is utilizing its expertise in living cells and connective tissue in its product development. In addition to Apligraf, major programs include a living dermal replacement product candidate Vitrix(TM), a coronary vascular graft and a liver assist device. These programs are profiled on the following pages.



Apligraf(R) is a registered trademark of Novartis.
Vitrix(TM) is a trademark of Organogenesis.

     ON THE MARKET - APLIGRAF

     Product Description - Apligraf is the only mass-produced product containing living human cells to gain FDA marketing approval. Apligraf contains living human skin cells - keratinocytes and fibroblasts - organized in an epidermal and dermal layer. Apligraf is mass-produced, available to physicians on demand and does not require hospitalization for use.



                              [IMAGE APPEARS HERE]


              Apligraf compared to human skin under the microscope

     Status - Novartis Pharma AG has exclusive global Apligraf marketing rights. The 2001 amendment to our 1996 agreement with Novartis significantly increases payments we receive for Apligraf units, as well as provides funding support for certain facility investments, clinical development activities and up to $20,000,000 in equity investments. Apligraf gained FDA marketing approval for use in the treatment of venous leg ulcers in 1998. In June 2000, Apligraf was also approved in the US for use in the treatment of diabetic foot ulcers. Apligraf is on the market in select international markets. It is anticipated that Novartis will submit for marketing approval across the European Union in Spring 2001.

     Current and Potential Markets  -
     -----------------------------

     Diabetic foot ulcers: Apligraf is FDA-approved for use in the treatment of healing-resistant diabetic foot ulcers. Apligraf has been shown to heal more of these ulcers, and heal them faster, than standard care alone. A common complication of diabetes, foot ulcers afflict up to 800,000 people in the US. Unhealed, these wounds can lead to life-threatening infections. They result in over 50,000 amputations per year. Foot ulcers are also a leading cause of hospitalization among diabetics. These wounds are estimated to cost the US healthcare system over $1 billion per year.

     Venous leg ulcers: Apligraf is also approved and marketed in the US for the treatment of healing-resistant venous leg ulcers, chronic wounds caused by poor blood circulation. Apligraf has also been shown to heal more of these ulcers, and heal them faster, than standard care alone. Similar in incidence to diabetic foot ulcers, venous ulcers can take six months or longer to heal. Data on the cost-effectiveness of Apligraf in the treatment of hard-to-heal venous leg ulcers were published during 2000.

     Skin surgery wounds: For skin surgery wounds, there is a need to improve the quality of healing, such as reducing scarring. We currently have a pivotal trial underway to assess the ability of Apligraf to reduce scarring following skin cancer surgery. We expect to complete this trial and submit to the FDA for marketing approval within the next twelve months.

     Other potential markets: As a skin substitute, Apligraf has a number of additional potential uses, including pressure ulcers, burns, epidermolysis bullosa (a genetic skin disorder), and other chronic and acute wounds.

     Reimbursement - In Summer 2000, Apligraf was placed on the Outpatient Prospective Payment System list by the Health Care Financing Agency (HCFA).
This qualified the product for reimbursement by Medicare when applied in the hospital outpatient setting, such as hospital-affiliated wound care clinics. In February 2001, Apligraf was classified by HCFA as a biologic for reimbursement purposes when used in a doctor's office. This supports the development of local reimbursement policies for Apligraf by the 42 local administrators of Medicare. We expect some regions to begin reimbursing Apligraf within the next few quarters and anticipate many regions will begin reimbursing Apligraf within the next twelve months.

     LIVING DERMAL REPLACEMENT PRODUCTS

     Deep wounds involve loss of dermis, the skin's lower layer. Dermal tissue contributes to wound healing. It also plays an important role in healing quality. Because dermal tissue, once lost, is not regenerated by the body, a need exists for living dermal replacement products.

     Our lead living dermal replacement product candidate is Vitrix. Vitrix is a single layer product containing living human dermal cells (fibroblasts) and dermal structural protein (collagen). Because Vitrix is a single dermal layer, it can be folded upon itself and inserted into deep wounds. Potential applications for Vitrix include deep diabetic foot ulcers and deep pressure sores, such as those extending through skin to underlying bone, ligament or tendon. We expect to begin human pivotal trials with Vitrix in Spring 2001. The 2001 amendment to the 1996 agreement with Novartis grants Novartis the right to purchase an exclusive option to negotiate terms to license Vitrix, as well as a second living dermal replacement product currently in research.

     CORONARY VASCULAR GRAFT

     Our coronary vascular graft, currently in animal trials, is being developed for use in coronary artery bypass grafting (CABG) procedures. Approximately 350,000 CABG procedures are performed annually in the US. These procedures are performed to channel blood around blockages in the arteries that keep the heart alive. CABG procedures typically require several grafts as patients generally have multiple blockages. The primary material used for bypass grafts is vein harvested from the patient's leg. Unfortunately, the patient may not have sufficient vein available. Additionally, use of a patients vein adds to the surgical complexity and, thus, cost of the procedure, as well as increases the risk of post-surgery complications.

     Our vascular graft is designed to be an off-the-shelf product, available upon demand, which would replace the need to use patient vein for grafting material. As inclusion of living blood vessel cells would cause rejection, our vascular graft does not contain cells when implanted. It is designed to become populated with the patient's own cells after implantation. In 1999, we published data showing that, in small animals, our product performs the critical functions: it maintains blood flow over time and becomes converted into living tissue. During 2000, our program focused on tightening the design of the product and enhancing the reliability of its manufacturing process in preparation for initiating studies in large animals and then humans.

     LIVER ASSIST DEVICE

     Each year in the US, approximately 300,000 people are hospitalized for liver disease and over 25,000 die from liver failure. Our liver assist device is being developed as a "bridge to transplant" to keep a patient alive until a donor liver becomes available. The device could also be used in some situations as an alternative to transplantation, keeping a patient alive for the few weeks
needed for his or her own liver to recover.   This would be beneficial as liver
transplantation is risky, invasive and expensive and typically requires lifelong immunosuppressant drug therapy.

     Our goal in 2001 is to develop a prototype that demonstrates significant efficacy in large animal models. In 1999, we received a $2 million award under the Advanced Technology Program of the National Institute for Standards and Technology to assist us in achieving that goal.

     OTHER POTENTIAL OPPORTUNITIES

     During 2000, Organogenesis formed a business unit - Technology Ventures - to commercialize, through partnerships and distributorships, our engineered collagen and conditioned medium technologies. During the first half of 2001, the business unit plans to submit for FDA 510(k) marketing clearance of the engineered collagen for several different uses. Technology Ventures has established a collaboration with privately-held Royce(R) Medical Co. That collaboration is for commercialization of the engineered collagen technology as a wound dressing to certain targeted audiences. We expect to begin that commercialization during the second half of 2001. Our goal is to establish additional collaborations for both the engineered collagen and conditioned medium technologies.

RISK FACTORS
------------

     OUR COMPANY HAS A HISTORY OF LOSSES AND WE EXPECT TO CONTINUE TO INCUR
LOSSES

     Organogenesis Inc. was founded in 1985. We have incurred operating losses in every year of our existence. We incurred net losses of $14,031,000 for the year ended December 31, 1998, $28,350,000 for the year ended December 31, 1999 and $28,605,000 for the year ended December 31, 2000, which losses are continuing. As of December 31, 2000, we have an accumulated deficit of $157,972,000. We have not achieved profitability and expect to continue to incur net losses through at least the first half of 2002. The extent of future losses and the time required to achieve profitability is highly uncertain. Moreover, although our business is not seasonal in nature, our revenues have historically varied significantly from fiscal quarter to fiscal quarter due to the recognition of non-refundable research, development and milestone payments.

     IN ORDER TO ACHIEVE COMMERCIAL SUCCESS, OUR PRODUCTS MUST GAIN MARKET ACCEPTANCE

     We have one principal product on the market, Apligraf, which is marketed by Novartis. Products under development, as well as additional uses for Apligraf, will require additional research and development efforts, including clinical testing and regulatory approval, prior to commercial use. Our potential products are subject to the risks of failure inherent in the development of medical products based on new technologies. These risks include the possibilities that:

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

     Our business results would be hurt if we are unable to demonstrate to the medical community the efficacy, relative safety and cost-effectiveness of treating patients with our products or if our products were not accepted as alternatives to other existing or new therapies.

     OUR MARKETS ARE COMPETITIVE AND OUR COMPETITORS COULD DEVELOP MORE EFFECTIVE PRODUCTS

     We are engaged in the rapidly evolving and competitive field of tissue engineering for the treatment of skin wounds and other medical needs. Our competitors include tissue engineering companies, xenotransplant companies, wound care divisions of major pharmaceutical companies and other pharmaceutical, biotechnology and medical products companies using traditional technologies to develop products for wound care. Some of these companies have much greater resources, research and development staffs and facilities, experience in conducting clinical trials and obtaining regulatory approvals and experience in the manufacturing, marketing and distribution of products than we do. Our competitive position is based upon our ability to:

   . create and maintain scientifically-advanced technology and proprietary products and processes;
   .  attract and retain qualified personnel;
   .  obtain patent or other protection for our products and processes;
   .  obtain required government approvals on a timely basis;
   . manufacture products on a cost-effective basis; and . successfully market products.

     If we are not successful in meeting these goals, our business could be hurt. Similarly, our competitors may succeed in developing technologies, products or procedures that are more effective than any that we are developing or that would render our technology and products obsolete, noncompetitive or uneconomical.

     WE CURRENTLY DEPEND UPON NOVARTIS TO MARKET APLIGRAF AND NOVARTIS MAY NOT BE SUCCESSFUL IN MARKETING APLIGRAF IN THE FUTURE

     We currently have limited experience in sales, marketing and distribution and have developed a long-term strategic relationship with Novartis, who has marketing and sales forces with technical expertise and distribution capability. Our revenues will depend upon the efforts of Novartis, who may or may not be successful in marketing and selling Apligraf or gaining international approvals for the product. We may not be able to maintain our long-term strategic relationship with Novartis. To the extent that we choose not to maintain our relationship with Novartis, we may need more capital and resources to undertake a commercialization program at our own expense. In addition, we may encounter significant delays in introducing Apligraf into certain markets or find that the commercialization of Apligraf in such markets may be adversely affected by the absence of a collaborative agreement.

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

     Testing is necessary to determine safety and efficacy before a submission may be filed with the FDA to obtain authorization to market regulated products. In addition, the FDA imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, Good Manufacturing Practices, record keeping and reporting requirements. The FDA also may require post-marketing testing and surveillance programs to monitor a product's effects. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals or could negatively affect the marketing of our existing products. We would not be able to commercialize our products as planned and our operating results would be hurt if:

   .  the regulatory agencies find our testing protocols to be inadequate;
   . the appropriate authorizations are not granted on a timely basis, or at all;
   . the process to obtain authorization takes longer than expected or we have insufficient funds to pursue such approvals;
   . we lose previously-received authorizations; or . we do not comply with regulatory requirements.

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

     WE RELY HEAVILY UPON OUR PATENTS AND PROPRIETARY TECHNOLOGY AND ANY FUTURE CLAIMS THAT OUR PATENTS ARE INVALID COULD SERIOUSLY HARM OUR BUSINESS

     We rely upon our portfolio of patent rights, patent applications and exclusive licenses to patents and patent applications relating to living tissue products, organ assist treatments and other aspects of tissue engineering. We currently have 26 patents issued in the US, 11 patents issued in Europe and 6 patents issued in Japan. As part of our continuing interest in protecting intellectual property rights, we have filed and are prosecuting 15 other patent applications in the US. We also license some of our technologies under an exclusive patent license agreement with the Massachusetts Institute of Technology ("MIT"). The agreement with MIT covers certain US patents and corresponding patents in Europe and Japan. The earliest patent expiration is in 2006 for the US. Pursuant to the MIT agreement, we have been granted an exclusive, worldwide license to make, use and sell the products covered by the patents and to practice the procedures covered by the patents. Additionally, we have purchased intellectual property from Baxter Healthcare Corporation related to our liver assist device program, which includes two US patents - one issued and one pending - as well as corresponding international patents. We are not currently a party in any infringement claim.

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

     WE MUST BE ABLE TO MANUFACTURE OUR PRODUCTS SUCCESSFULLY

     The process of manufacturing our products is complex, requiring strict adherence to manufacturing protocols. We have been producing our lead product, Apligraf, for commercial sale since the second half of 1997 in adherence with these manufacturing protocols. However, with increasing demand for Apligraf, we must further transition from small-scale to full-scale production of our products. If we do not make the full-scale transition successfully, we will not be able to satisfy the demand for our products and our results of operations will be hurt.

     We are required to maintain a manufacturing facility in compliance with Good Manufacturing Practices. Manufacturing facilities and processes must pass an inspection before the FDA issues any product licenses necessary to market medical therapeutics and are subject to continual review and periodic inspection. Foreign regulatory agencies can also have manufacturing controls and inspections. We may not be able to maintain the necessary regulatory approvals for our manufacturing operations or manufacture our products in a cost-effective manner. If we were unable to manufacture potential products independently or obtain or retain third party manufacturing on commercially acceptable terms, the submission of products for final regulatory approval and initiation of marketing would be delayed. This, in turn, may cause us to be unable to commercialize product candidates as planned, on a timely basis or on a profitable basis.

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

     Interruptions in our supply of materials may occur in the future or we may have to obtain alternative vendors for these materials. Any significant supply interruption would adversely affect the production of Apligraf. In addition, an uncorrected impurity or a supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could hurt our ability to manufacture products.

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

     WE MAY BE SUBJECT TO PRODUCT LIABILITY SUITS; OUR INSURANCE MAY NOT BE SUFFICIENT TO COVER DAMAGES

     Our business exposes us to potential liability risks that are inherent in the testing, manufacturing, marketing and sale of medical products. The use of our products and product candidates, whether for clinical trials or commercial sale, may expose us to product liability claims or product recall and possible adverse publicity. Although we have product liability insurance coverage, the level or breadth of our coverage may not be adequate to fully cover potential liability claims. In addition, we may not be able to obtain additional product liability coverage in the future at an acceptable cost. A successful claim or series of claims brought against us in excess of our insurance coverage and the effect of product liability litigation upon the reputation and marketability of our technology and products, could negatively affect our business.

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

     OUR STOCK PRICE IS VOLATILE AND CAN FLUCTUATE SIGNIFICANTLY BASED ON EVENTS NOT IN OUR CONTROL AND GENERAL INDUSTRY CONDITIONS

     The biotechnology sector seems particularly vulnerable to abrupt changes in investor sentiment. Stock prices of companies in the biotechnology industry, including ours, can swing dramatically, with little relationship to operating performance. Our stock price may be affected by a number of factors including, but not limited to:

   . clinical trial results, regulatory decisions and other product development events;
   .  the outcome of litigation;
   .  decisions relating to intellectual property rights;
   .  the entrance of competitive products into our market;
   . changes in reimbursement policies or other practices related to the pharmaceutical industry; or
   .  other industry and market changes or trends.

     During the past three years, the price of our common stock, adjusted for stock splits, has ranged from $6.75 to $35.19 per share. These fluctuations can occur due to events outside of our control, regulatory actions such as government approval of products or reimbursements, and general market conditions affecting the biotechnology sector or the stock market generally.

     WE WILL NEED TO RAISE ADDITIONAL FUNDS, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT

     Based upon our current plans, we believe existing working capital at December 31, 2000, together with the proceeds of product and other revenues in 2001 and proceeds available from exercising a portion or all of a $20,000,000 equity security put with Novartis, which is at our discretion, will be sufficient to finance operations through at least the first quarter of 2002. We expect to raise additional funds in 2001 through equity financing. However, this statement is forward-looking and changes may occur that would significantly decrease available cash before such time. Factors that may change our cash requirements include:

   .  Sales volume forecasts not achieved;
   . Delays in obtaining regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;
   . Delays in commercial acceptance and reimbursement when product launches occur;
   . Changes in the progress of research and development programs; and . Changes in the resources devoted to outside research collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies.

     Any of these events could adversely impact our capital resources, requiring us to raise additional funds. Management believes that additional funds may be available through equity or debt financing, strategic alliances with corporate partners, capital lease arrangements, or other sources of financing in the future. There can be no assurances that these funds will be available when required on terms acceptable to us, if at all. If adequate funds are not available when needed, we would need to delay, scale back or eliminate certain research and development programs or license to third parties certain products or technologies that we would otherwise undertake ourselves, resulting in a potential adverse effect on our financial condition and results of operations.

     OUR ANTI-TAKEOVER MEASURES MAY AFFECT THE VALUE OF OUR STOCK

     We, as a Delaware corporation, are subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, Section 203 restricts the ability of a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder. As a result of the application of Section 203 and certain provisions in our certificate of incorporation and bylaws, potential acquirors may be discouraged from attempting to acquire us, thereby possibly depriving our stockholders of acquisition opportunities to sell or otherwise dispose of our stock at above market prices typical of such acquisitions.

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

     THE VALUE OF YOUR SECURITIES MAY DECREASE IF OTHER SECURITY HOLDERS EXERCISE THEIR OPTIONS AND WARRANTS OR CONVERT THEIR DEBT INTO COMMON STOCK

     At December 31, 2000, 34,489,459 shares of our common stock are outstanding, which excludes 85,000 treasury shares. We have reserved an additional 9,583,539 shares of common stock for future issuance or conversion of stock options, warrants and the convertible debentures (excluding 1,911,075 shares of common stock remaining under a shelf registration declared effective on February 14, 2000). We plan to issue additional options in the future. If any of these securities are exercised or converted, investors may experience dilution in the market value and earnings per share of the common stock into which these securities are convertible.

COLLABORATIVE AND OTHER AGREEMENTS
----------------------------------

     In January 1996, we entered into a collaborative agreement with Novartis granting Novartis exclusive global marketing rights to Apligraf. Under the agreement, we have received equity investments, non-refundable research, development and milestone support payments, product payments and other payments. During March 2000, we received $5,000,000 from Novartis, which represented a support payment received in advance of achievement of a milestone related to the diabetic foot ulcer indication. In June 2000, we recognized support revenue when achievement of the milestone was met upon FDA approval of Apligraf for use in diabetic foot ulcers. The following table summarizes by year all equity investments, non-refundable research, development and milestone support payments received to date. Product and other payments are included under the captions "Product sales to related party" and "Other revenues" in our financial statements.

                                               1996          1997          1998          1999           2000
                                        -----------   -----------   -----------   -----------   ------------
Equity investments                      $ 5,000,000   $         -   $ 6,000,000    $        -   $          -
Up front non-refundable research and
   development support payments           6,500,000     2,500,000       750,000             -              -
Non-refundable milestone payments                 -             -     6,000,000             -      5,000,000
                                        -----------   -----------   -----------   ------------  ------------
Total                                   $11,500,000   $ 2,500,000   $12,750,000   $         -    $ 5,000,000
                                        ===========   ===========   ===========   ============   ===========

     During February 2001, we amended our collaborative agreement with Novartis, effective January 2, 2001. The amended agreement:

   . Grants Novartis the right to purchase an exclusive option to negotiate terms to license Organogenesis's product Vitrix, soon to commence human pivotal trials, and also for a second living dermal replacement product currently in Organogenesis research;
   . Provides Organogenesis with significantly higher payments for units of Apligraf;
   . Grants Organogenesis the right for three years to sell, at its discretion, to Novartis up to $20 million in equity;
   . Includes funding support from Novartis to upgrade Organogenesis's manufacturing facility and for the facility investment needed for approval and sale of Apligraf in the European Union;
   . Includes funding support for Apligraf clinical development activities (e.g., to further broaden its approved uses); and
   . Includes development funding support for each living dermal replacement product for which Novartis purchases an option to commence licensing negotiations.

     We supply Novartis's global requirements for Apligraf and receive a product payment based on net product sales.

     In 1994, we signed a license agreement with Toyobo Ltd. granting Toyobo a license to manufacture and market TestSkin(TM) in Japan in exchange for royalty payments. Additionally, Toyobo may, but is not obligated to, purchase collagen and other products from us. Revenues under this arrangement are included in other revenues and are not significant. This agreement is coterminous with certain patents.

RESEARCH AGREEMENTS
-------------------

     We have entered into various collaborative research agreements that are generally funded over a one or two-year period. Each agreement is reviewed at least annually and the amounts to be funded for the next period are then determined. Either party may cancel the agreement upon advance written notice. Total payments made by us to third parties under these agreements were $648,000, $662,000 and $542,000 for 1998, 1999 and 2000, respectively. All our research agreements are early stage today, but have the potential to develop into more material relationships in the future.

Testskin(TM) is a trademark of Organogenesis.

RESEARCH AND DEVELOPMENT
------------------------

     We plan to continue to focus product development efforts on high-quality cell therapy and connective tissue scaffolds for use in a variety of areas, including wound care, surgery, cardiovascular medicine and liver disease.

     Our research and development staff consists of scientists and laboratory assistants with technical expertise in cell and developmental biology, engineering, chemistry, immunology, cryopreservation, molecular biology and clinical medicine.

     For 1998, 1999 and 2000, research and development expenses were $17,542,000, $19,066,000, and $17,511,000, respectively, which consist of costs associated with research, development, clinical and process development, facilities and engineering support used in R&D. All amounts expended were for company-sponsored research and development.

EMPLOYEES
---------

     As of March 5, 2001, we had 236 full-time employees, inclusive of: 134 in Operations; 67 in Research and Clinical; and 35 in General and Administrative. In total we have 15 employees with PhDs. We have established a stock option plan providing equity incentives, an employee stock purchase plan and a 401(k) plan for all full-time employees. We believe that, through equity participation, attractive fringe benefit programs and the opportunity to contribute to the development and commercialization of new products using new technology, we will continue to be able to attract highly-qualified personnel.

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

Item 2.    PROPERTIES

     We occupy our main office and manufacturing premises under a facility lease for 79,500 square feet of space in Canton, Massachusetts at an annual average base rent of approximately $790,000, plus operating expenses, that expires on September 30, 2004. This lease has three options to extend the term for an additional five years per option. Taxes, insurance and operating expenses are our responsibility under the terms of the lease. In May 1999, we entered into another facility lease for approximately 62,500 square feet of additional office and warehouse space in Canton, Massachusetts. In June 2000, we amended this lease to terminate 42,000 square feet, leaving 20,500 square feet remaining at an annual average base rent of approximately $138,500, plus operating expenses, that expires on December 5, 2004. This lease has three options to extend the term for an additional five years per option. In total, we currently lease 100,000 square feet of space.

     We believe that current facilities will adequately support manufacturing needs and research and development activities through the end of 2001 and beyond.

ITEM 3.    LEGAL PROCEEDINGS

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the American Stock Exchange under the symbol ORG. On March 5, 2001, there were 786 shareholders of record of our common stock. The table below lists the high and low quarterly range of reported closing prices of our common stock during the past two years.

                                   1999                          2000
                           ---------------------         ---------------------
                             High            Low           High            Low
                           ------         ------         ------         ------
First Quarter              $15.69         $10.94         $19.50         $ 8.00
Second Quarter              13.75           8.75          12.69           8.25
Third Quarter               11.56           7.50          16.27          11.11
Fourth Quarter              11.88           6.75          13.81           6.80

     On March 28, 2001, the last sale price of the common stock was $8.26.

     We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any cash dividends in the foreseeable future. As a result, an investor will only recognize an economic gain on an investment in our stock from an appreciation in the price of our stock. Under our term loan, we are restricted from paying cash dividends until the loans are fully repaid.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)

      The selected financial data set forth in the table below is not necessarily indicative of our results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in item 7.

                                                                   For the Years Ended December 31,
                                          -------------------------------------------------------------------------------
                                              1996              1997              1998              1999             2000
                                          --------          --------          --------          --------         --------

Revenues                                  $  6,542          $  3,029          $  7,939          $  2,676         $ 10,240
Net Loss                                    (7,499)          (19,807)          (14,031)          (28,350)         (28,605)(1)
Net Loss Per Common Share                    (0.27)            (0.70)            (0.48)            (0.93)           (0.85)(1)
Working Capital                             11,256             4,843            15,541             2,981            6,226
Capital Expenditures                         3,311             1,069             2,464             5,767            3,397
Total Assets                                22,436            13,780            26,710            27,305           27,872
Total Long-Term Debt                             -                 -                 -            22,287           18,835
Stockholders' Equity (Deficit)              18,478            11,523            23,239            (6,974)          (3,784)
Number of Employees                            115               137               186               208              232

PRO FORMA AMOUNTS ASSUMING SAB 101 IS APPLIED RETROACTIVELY:
Revenues                                       545             1,344             8,222             3,733
Net Loss                                   (13,496)          (21,492)          (13,748)          (27,293)
Net Loss Per Common Share                    (0.49)            (0.76)            (0.47)            (0.90)

(1) Includes the cumulative effect of a change in accounting principle related to all up front non-refundable research and development support payments recognized in prior periods of $6,342,000 or $0.19 per share (basic and diluted) for 2000, in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101).

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Organogenesis Inc.
------------------------------

     Organogenesis Inc. - a tissue engineering company - designs, develops and manufactures medical products containing living cells and/or natural connective tissue. We are the developer and manufacturer of the only mass-produced product containing living human cells to gain FDA marketing approval. Our product development focus includes living tissue replacements, a cell-based organ assist device and other tissue-engineered products.

OUR LEAD PRODUCT, APLIGRAF
--------------------------

     Our lead product, Apligraf living skin substitute, gained FDA marketing approval for use in the treatment of healing-resistant venous leg ulcers in 1998. In June 2000, Apligraf was approved for use in the treatment of healing-resistant diabetic foot ulcers. Novartis Pharma AG ("Novartis") has exclusive
global Apligraf marketing rights.   In addition to being marketed in the US,
Apligraf is also available in select international markets. Novartis expects to submit for marketing approval across the European Union in the Spring of 2001.

OUR PIPELINE
------------

     Our research and development pipeline includes a living dermal replacement product candidate, Vitrix, which we anticipate beginning human pivotal clinical trials in Spring 2001, a coronary vascular graft and a liver assist device. Additionally, a business unit - Technology Ventures - has been formed to commercialize, through partnerships and distributorships, our engineered collagen and conditioned medium technologies.

RESULTS OF OPERATIONS
---------------------

     We are currently at low volume production as Apligraf has, to date, shown a gradual ramp-up in sales. We expect production costs to exceed product sales for at least the next 18 months due to the high costs associated with low volume production. We expect production volume to increase due to recent Medicare progress with coverage for Apligraf, FDA approval of Apligraf for use in diabetic foot ulcers and expanded Novartis sales and marketing support.

     REVENUES

     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), was issued in December 1999 and summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of 2000, effective January 1, 2000, and recorded a cumulative effect of a change in accounting principle related to all up front non-refundable research and development support payments recognized in prior periods of $6,342,000. Of this amount, $1,057,000 was recognized as revenue in 2000, and the remainder will be recognized ratably through December 2005, in accordance with SAB 101's guidance.

Total revenues for the years 1998, 1999 and 2000 consisted of:

                                                                       1998              1999            2000
                                                                 ----------        ----------     -----------
Research, development and milestone support from related
 party                                                           $6,750,000        $        -     $ 6,057,000

Product sales to related party                                    1,082,000         1,844,000       2,957,000
Research and development grants                                           -           101,000       1,065,000
Other revenues                                                      107,000           731,000         161,000
                                                                 ----------        ----------     -----------
                                                                 $7,939,000        $2,676,000     $10,240,000
                                                                 ==========        ==========     ===========

     In 2000, research, development and milestone support from related party of $6,057,000 includes a $5,000,000 milestone payment related to the diabetic foot ulcer indication and $1,057,000 of deferred revenue recognized in the current year. No such revenues were earned in 1999. In 1998, we received

$6,750,000 of payments primarily related to the venous leg ulcer indication. The increase in product sales to related party over the last three years is due to increased unit sales of Apligraf to Novartis. We expect Apligraf commercial sales to continue to increase. Research and development grants revenue increased primarily due to a full year of grant work performed during 2000 compared to one month performed during 1999 and no grants in 1998 (refer to the grant section under the "Commitments" footnote to the Financial Statements for a full description). Other revenues decreased in 2000 and increased in 1999, primarily due to changes in the level of Novartis funding for publication study programs. Total revenues for the years 1998 and 1999 have not been adjusted for the adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

     COSTS AND EXPENSES

     Cost of product sales to related party: Our cost of product sales was $6,421,000 in 2000, compared to $3,773,000 in 1999. These expenses increased due to higher unit sales of Apligraf to Novartis and a higher amount of fixed costs due to infrastructure increases needed to support anticipated future higher unit volume levels. Cost of product sales includes the direct costs to manufacture and package Apligraf and an allocation of our production-related indirect costs. All costs of production prior to 1999 were included in research and development expense due to insignificant commercial sales and low production volume associated with early stage commercialization. Cost of product sales exceeded product sales due to the high costs associated with low volume production. We expect production volume to increase and our margins to improve in 2001. We expect that we will have to revise standard costs and the allocation of costs to product sales in the future as we continue to modify our manufacturing processes.

     Research and development: Research and development expenses ("R&D") consist of costs associated with research, development, clinical, process development, facilities and engineering support excluding the allocation of our production related indirect costs. These expenses decreased to $17,511,000 for 2000 from $19,066,000 in 1999 and $17,542,000 in 1998. The decrease in 2000 versus 1999 was primarily due to: a decrease in clinical-related costs due to completion of the Apligraf diabetic foot ulcer pivotal trial partially off-set by an increase in operations support for supplies, personnel costs; and increases in depreciation expense on significant leasehold improvements put into service during 2000. The increase in 1999 versus 1998 was primarily due to: an increase in personnel costs, outside services, supplies, and occupancy costs to support our ongoing programs, including Vitrix and the liver assist device; and costs to support publications studies and other sponsored programs. This was partially off-set by a decrease in clinical-related costs because 1998 included non-recurring expenses related to FDA approval and because the Apligraf diabetic foot ulcer pivotal trial was at its peak, and by a decrease in operating-related expenditures. Process development, facilities and engineering support expenses included in research and development were $8,001,000, $7,305,000 and $7,160,000 for the periods 2000, 1999 and 1998, respectively. We expect that our R&D expenses will increase moderately during 2001.

     Included in R&D for 1999 is a non-cash charge of $900,000 relating to the purchase of incomplete technology to be used specifically in our liver assist device research and development efforts (refer to the "Commitments" footnote to the Financial Statements for a full description of this technology). The purchase was made to strengthen our resources and intellectual property position. The charge to expense was due to the early stage of the technology that had not provided proof of principle. Additionally, the time and cost to prove this principle was not known. We expect it will cost millions of dollars and take a minimum of 4 to 6 years before we could develop a product which might be approved for commercial sale. It is our intent that if proof of principle is established, we will seek a partnership for this project.

     General and administrative expenses: General and administrative expenses ("G&A") include the costs of our corporate, finance, information technology and human resource functions. These expenses were $7,638,000 for 2000, $7,808,000 for 1999 and $5,486,000 for 1998. The 2000 decrease was primarily due to decreased personnel costs and professional service fees. The 1999 increase from $5,486,000 in 1998 was primarily due to personnel additions and increased outside professional fees; occupancy costs and consolidating administrative facilities; and the estimated fair value of warrants issued relating to a consulting contract. We expect that our G&A expenses will decrease during 2001 as we expect to use less outside services.

     Other Income and Expense: Interest income increased primarily due to the increase in funds available for investment. Interest expense increased to $2,092,000 for 2000 compared to $1,281,000 in 1999, primarily due to a full year of convertible debenture and term loan interest in 2000 compared to 1999. Interest expense was $1,281,000 for 1999 due to the issuance of convertible debentures in March 1999.

     Net Loss: We incurred a net loss before cumulative effect of change in accounting principle of $22,263,000 or $0.66 per share (basic and diluted) and a net loss effected for the change in accounting principle of $28,605,000 or $0.85 per share (basic and diluted) for 2000, compared to a net loss of $28,350,000 or $0.93 per share (basic and diluted) for 1999 and a net loss of $14,031,000 or $0.48 per share (basic and diluted) for 1998.

     Cumulative effect of change in accounting principle: SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), was issued in December 1999 and summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of 2000, effective January 1, 2000, and recorded a cumulative effect of a change in accounting principle related to all up front non-refundable research and development support payments recognized in prior periods of $6,342,000 or $0.19 per share (basic and diluted) for 2000, with a corresponding increase to deferred revenue which will be recognized in future periods. The impact of adopting SAB 101 is not reflected in the amounts presented in the Results of Operations for the years ended December 31, 1999 and 1998. See financial statements and related notes for additional details related to this change in accounting principle.

Liquidity and Capital Resources
-------------------------------

     FUNDS USED IN OPERATIONS

     At December 31, 2000, we had cash, cash equivalents and investments in the aggregate amount of $12,183,000 and working capital of $6,226,000, compared to $12,439,000 and $2,981,000, respectively, at December 31, 1999. Working capital increased in 2000 due primarily to the excess of financings over operating cash flows. Cash equivalents consist of money market funds, which are highly liquid and have original maturities of less than three months. Investments consist of securities that have an A or A1 rating or better with a maximum maturity of two years. Cash used in operating activities was $18,482,000 in 2000, compared to $23,650,000 in 1999, primarily for financing our ongoing research, development and manufacturing operations, offset by $5,000,000 cash received from Novartis in 2000 for achievement of a milestone related to the diabetic foot ulcer indication.

     CAPITAL SPENDING

     Capital expenditures were $3,397,000 and $5,767,000 during 2000 and 1999, respectively, primarily related to the further build-out of existing facilities to support Apligraf manufacturing, as well as the acquisition of equipment for research and development programs and manufacturing. We will continue to utilize funds during 2001 to expand our existing facility in the areas of Apligraf manufacturing, packaging and other process development improvement programs, including funds which we will receive from Novartis to upgrade our manufacturing facility and for the facility investment needed for approval and sale of Apligraf in the European Union.

     NOVARTIS SUPPORT PAYMENTS

     During March 2000, we received $5,000,000 from Novartis, which represented a support payment received in advance of achievement of a milestone related to the diabetic foot ulcer indication. In June 2000, we recognized support revenue when achievement of the milestone was met upon FDA approval of Apligraf for use in diabetic foot ulcers. We did not receive any support payments from Novartis in 1999 and received equity and support payments totaling $12,750,000 in 1998. (Refer to the "Related Party Transactions and Other Agreements" footnote to the Financial Statements for a full description).

     FINANCING

     From inception, we have financed our operations substantially through private and public placements of equity securities and convertible debt, as well as the receipt of research, development and milestone support payments and contract revenues, interest income from investments, sale of products and receipt of royalties. During 2000, financing activities provided cash of $21,623,000 primarily from the sale of common stock that generated net proceeds of $15,930,000 and the exercise of stock options that generated $12,267,000, partially offset by the redemption of Series C redeemable convertible preferred stock in cash for $6,180,000 and payment of a term loan for $394,000. Financing activities provided cash of $24,015,000 during 1999 from: the sale of convertible debentures and warrants to purchase common stock that generated net proceeds of $19,425,000; the issuance of a term loan that generated proceeds of $4,728,000 and the exercise of stock options of $813,000, offset by the purchase of treasury stock totaling $951,000.

     During March 2000, we redeemed in cash 62 shares of Series C convertible preferred stock representing all outstanding shares of Series C convertible preferred stock, for approximately $6,180,000.

     On February 14, 2000, the Securities and Exchange Commission declared effective a shelf registration for the placement of up to 3,000,000 shares of common stock with an aggregate offering price not to exceed $50,000,000. In February and March 2000, we completed private placements for 1,088,925 shares of common stock under this shelf registration yielding net proceeds of approximately $15,930,000.

     In December 2000, the Board of Directors authorized a common stock repurchase program for up to 500,000 additional shares. Subsequent to December 31, 2000, we repurchased 165,000 shares of common stock for an aggregate purchase price of approximately $1,367,000. The stock repurchase program may be discontinued at any time.

     LIQUIDITY

     Based upon our current plans, we believe existing working capital at December 31, 2000, together with the proceeds of product and other revenues in 2001 and proceeds available from exercising a portion or all of a $20,000,000 equity security put with Novartis, which is at our discretion, will be sufficient to finance operations through at least the first quarter of 2002. We expect to raise additional funds in 2001 through equity financing. However, this statement is forward-looking and changes may occur that would significantly decrease available cash before such time. Factors that may change our cash requirements include:

   .  Sales volume forecasts not achieved;
   . Delays in obtaining regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;
   . Delays in commercial acceptance and reimbursement when product launches occur;
   . Changes in the progress of research and development programs; and . Changes in the resources devoted to outside research collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies.

     Any of these events could adversely impact our capital resources, requiring us to raise additional funds. Management believes that additional funds may be available through equity or debt financing, strategic alliances with corporate partners, capital lease arrangements, or other sources of financing in the future. There can be no assurances that these funds will be available when required on terms acceptable to us, if at all. If adequate funds are not available when needed, we would need to delay, scale back or eliminate certain research and development programs or license to third parties certain products or technologies that we would otherwise undertake ourselves, resulting in a potential adverse effect on our financial condition and results of operations.

     TAXES

     At December 31, 2000, we had federal net operating loss and tax credit carryforwards of approximately $139,955,000 and $3,769,000, and state net operating loss and tax credit carryforwards of approximately $91,139,000 and $2,648,000. These losses and tax credits are available to reduce federal and state taxable income and income taxes, respectively, in future years, if any. However, the realizability of deferred tax assets is not assured as it depends upon future taxable income. Accordingly, we have recorded a 100% valuation allowance against these assets. We are required to recognize all or a portion of net deferred tax assets, with corresponding increases to net income, when we believe, given the weight of all available evidence, that it is more likely than not that all or a portion of the benefits of net operating loss carryforwards and other credits will be realized. However, there can be no assurance that we will ever realize any future cash flows or benefits from these losses and tax credits. Ownership changes, as defined in internal revenue code, may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards that can be utilized annually to offset future taxable income.

IMPACT OF INFLATION
-------------------

     Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

Impact of New Accounting Pronouncement
---------------------------------------

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The exposure of market risk associated with risk-sensitive instruments is not material, as our sales are transacted primarily in United States dollars, invest primarily in money market funds and have not entered into hedging transactions.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               ORGANOGENESIS INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

Report of Independent Accountants...................................................................... 23
Consolidated Balance Sheets as of December 31, 1999 and 2000........................................... 24
Consolidated Statements of Operations For the Years Ended December 31, 1998, 1999 and 2000............. 25
Consolidated Statements of Cash Flows For the Years Ended December 31, 1998, 1999 and 2000............. 26
Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 1998,
 1999 and 2000......................................................................................... 27
 Notes to Consolidated Financial Statements............................................................ 28

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Organogenesis Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Organogenesis Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the notes to the consolidated financial statements, during the year ended December 31, 2000 the Company changed its method of recognizing revenue.



                           PricewaterhouseCoopers LLP

Boston, Massachusetts
March 13, 2001

                               ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)



                                                                           At December 31,
                                                                      -------------------------
                                                                        1999             2000
                                                                      --------         --------
Assets
  Current assets:
      Cash and cash equivalents                                       $  5,727         $  9,539
      Investments                                                        6,712            2,644
      Inventory                                                            906            1,377
      Receivable from related party                                        985              501
      Other current assets                                                 643              758
                                                                      --------         --------
           Total current assets                                         14,973           14,819

  Property and equipment, net                                           11,731           12,608
  Other assets                                                             601              445
                                                                      --------         --------
           Total Assets                                               $ 27,305         $ 27,872
                                                                      ========         ========
Liabilities
  Current liabilities:
      Accounts payable                                                $  1,378         $  2,378
      Accrued expenses                                                   3,438            3,582
      Current portion of term loan                                         394            1,576
      Deferred revenue                                                    --              1,057
      Other current liabilities                                            602             --
      Series C convertible preferred stock                               6,180             --
                                                                      --------         --------
           Total current liabilities                                    11,992            8,593

  Deferred revenue                                                                        4,228
  Long-term convertible debt                                            17,953           16,077
  Term loan                                                              4,334            2,758

  Commitments (see Notes)

Stockholders' Deficit
  Common stock, par value $.01; authorized 80,000,000 shares:
      Outstanding 30,604,019 and 34,489,459 shares at
      December 31, 1999 and 2000, respectively                             307              346
  Additional paid-in capital                                           122,890          154,646
  Accumulated deficit                                                 (129,367)        (157,972)
  Treasury stock at cost, 85,000 shares at
      December 31, 1999 and 2000                                          (804)            (804)
                                                                      --------         --------
         Total stockholders' deficit                                    (6,974)          (3,784)
                                                                      --------         --------
         Total Liabilities and Stockholders' Deficit                  $ 27,305         $ 27,872
                                                                      ========         ========



The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                                                    For the Years Ended December 31,
                                                                              -----------------------------------------------
                                                                                  1998              1999              2000
                                                                              -----------       -----------       -----------

Revenues:
  Research, development and milestone support from related party              $     6,750       $         -       $     6,057
  Product sales to related party                                                    1,082             1,844             2,957
  Research and development grants                                                       -               101             1,065
  Other revenues                                                                      107               731               161
                                                                              -----------       -----------       -----------
     Total Revenues                                                                 7,939             2,676            10,240
                                                                              -----------       -----------       -----------

COST AND EXPENSES:
  Cost of product sales to related party                                                -             3,773             6,421
  Research and development                                                         17,542            19,066            17,511
  General and administrative                                                        5,486             7,808             7,638
                                                                              -----------       -----------       -----------
     Total Costs and Expenses                                                      23,028            30,647            31,570
                                                                              -----------       -----------       -----------

LOSS FROM OPERATIONS                                                              (15,089)          (27,971)          (21,330)

OTHER INCOME (EXPENSE):
  Interest income                                                                   1,058               902             1,159
  Interest expense                                                                      -            (1,281)           (2,092)
                                                                              -----------       -----------       -----------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE               (14,031)          (28,350)          (22,263)

Cumulative effect of adopting Staff Accounting Bulletin 101 ("SAB 101")                 -                 -            (6,342)
                                                                              -----------       -----------       -----------

NET LOSS                                                                      $   (14,031)      $   (28,350)      $   (28,605)
                                                                              ===========       ===========       ===========

Net loss per common share - basic and diluted before cumulative effect
     of change in accounting principle                                        $     (0.48)      $     (0.93)      $     (0.66)
Cumulative effect of adopting SAB 101                                                   -                 -             (0.19)
                                                                              -----------       -----------       -----------
Net loss per common share - basic and diluted                                 $     (0.48)      $     (0.93)      $     (0.85)
                                                                              ===========       ===========       ===========

Weighted average number of common shares outstanding - basic and diluted       29,453,104        30,484,982        33,536,507
                                                                              ===========       ===========       ===========

PRO FORMA AMOUNTS ASSUMING SAB 101 IS APPLIED RETROACTIVELY:
  Revenues                                                                    $     8,222       $     3,733
  Net loss                                                                        (13,748)          (27,293)
  Net loss per common share - basic and diluted                               $     (0.47)      $     (0.90)





The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)

                                                                                   For the Years Ended December 31,
                                                                                 ----------------------------------------
                                                                                   1998            1999            2000
                                                                                 --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $(14,031)       $(28,350)       $(28,605)
 Adjustments to reconcile net loss to cash flows used in operating activities:
    Depreciation and amortization                                                   1,474           1,741           2,520
    Issuance of stock options and warrants for services                                 -             432               -
    Amortization of warrants and deferred debt issuance costs relating to
     long-term convertible debt                                                         -             338             505

    Issuance of treasury stock for purchase of incomplete technology                    -             900               -
    Issuance of common stock for interest on convertible debt                           -             705           1,373
    Cumulative effect of adopting SAB 101                                               -               -           6,342
 Changes in assets and liabilities:
    Inventory                                                                           -            (176)           (471)
    Other current assets and receivable from related party                           (244)         (1,187)            369
    Accounts payable                                                                  393             342           1,000
    Accrued expenses and other liabilities                                            821           1,605            (458)
    Deferred revenue                                                                    -               -          (1,057)
                                                                                 --------        --------        --------
Cash used in operating activities                                                 (11,587)        (23,650)        (18,482)
                                                                                 --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                               (2,464)         (5,767)         (3,397)
 Purchases of investments                                                         (16,224)        (23,728)              -
 Sales/maturities of investments                                                    9,247          29,805           4,068
                                                                                 --------        --------        --------
Cash provided by (used in) investing activities                                    (9,441)            310             671
                                                                                 --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term convertible debt                                   -          20,000               -
 Deferred debt issuance costs                                                           -            (575)              -
 Proceeds (payment) of term loan                                                        -           4,728            (394)
 Preferred stock redeemed in cash                                                       -               -          (6,180)
 Proceeds from sale of preferred stock - net                                       19,117               -               -
 Proceeds from sale of common stock - net                                           6,000               -          15,930
 Proceeds from exercise of stock options                                            1,021             813          12,267
 Purchase of treasury stock                                                          (391)           (951)              -
                                                                                 --------        --------        --------
Cash provided by financing activities                                              25,747          24,015          21,623
                                                                                 --------        --------        --------

Increase in cash and cash equivalents                                               4,719             675           3,812
Cash and cash equivalents, beginning of year                                          333           5,052           5,727
                                                                                 --------        --------        --------

Cash and cash equivalents, end of year                                           $  5,052        $  5,727        $  9,539
                                                                                 ========        ========        ========

Supplemental disclosure of cash flow information:
 Interest paid in cash during the year                                           $      -        $     28        $    380
                                                                                 ========        ========        ========

Supplemental disclosure of noncash financing activities:
 In August 2000, we issued 176,536 shares of common stock for $2,500 face value convertible notes, plus accrued interest.


The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      --------------------------------------------------------------------
                                 (In thousands)

For the Years Ended December 31, 1998, 1999 and 2000

                                                          Additional                                             Total
                                                           Paid-in       Accumulated                         Stockholders'
                                          Common Stock     Capital         Deficit        Treasury Stock    Equity (Deficit)
                                          ------------                                    --------------
                                          Shares Amount                                   Shares   Amount
----------------------------------------  ----------------------------------------------------------------------------------
Balance - December 31, 1997               23,160   $232    $ 98,277          $ (86,986)      -      $   -           $ 11,523
----------------------------------------  ----------------------------------------------------------------------------------
Issuance of common stock upon
 exercise of stock options and in
 connection with employee stock
 purchase plan                               146      2       1,019                                                    1,021


One-for-four common
  stock dividend                           5,826     58         (58)                                                       -
Sale of Series C preferred
 stock-net                                                   19,117                                                   19,117
Conversion of Series C preferred
 stock                                     1,136     11         (11)                                                       -

Sale of common stock to
  related party                              212      2       5,998                                                    6,000
Purchase of treasury stock                                                                  40       (391)              (391)
Net loss                                                                       (14,031)                              (14,031)
----------------------------------------  ----------------------------------------------------------------------------------
Balance - December 31, 1998               30,480    305     124,342           (101,017)     40       (391)            23,239
----------------------------------------  ----------------------------------------------------------------------------------
Issuance of common stock upon
 exercise of stock options and in
 connection with employee stock
 purchase plan                               120      1         812                                                      813


Issuance of warrants with
 convertible debt                                             2,318                                                    2,318

Series C convertible preferred
 stock to be redeemed in cash                                (6,180)                                                  (6,180)

Issuance of common stock       for
 interest on convertible debt                 89      1         704                                                      705

Issuance of stock options and
 warrants to consultants                                        432                                                      432

Purchase of incomplete
 technology                                                     462                        (50)       538              1,000

Purchase of treasury stock                                                                  95       (951)              (951)
Net loss                                                                       (28,350)                              (28,350)
----------------------------------------  ----------------------------------------------------------------------------------
Balance - December 31, 1999               30,689    307     122,890           (129,367)     85       (804)            (6,974)
----------------------------------------  ----------------------------------------------------------------------------------
Issuance of common stock upon
 exercise of stock options and in
 connection with employee stock
 purchase plan                             2,534     25      12,242                                                   12,267


Issuance of common stock       for
 interest on convertible debt                 90      1       1,372                                                    1,373

Issuance of common stock for
 convertible debt                            172      2       2,223                                                    2,225

Sale of common stock                       1,089     11      15,919                                                   15,930
Net loss                                                                       (28,605)                              (28,605)
----------------------------------------  ----------------------------------------------------------------------------------
Balance - December 31, 2000               34,574   $346    $154,646          $(157,972)     85      $(804)          $ (3,784)
----------------------------------------  ----------------------------------------------------------------------------------




The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS
-------------------

     Organogenesis Inc. - a tissue engineering company - designs, develops and manufactures medical products containing living cells and/or natural connective tissue. We are the developer and manufacturer of the only mass-produced product containing living human cells to gain FDA marketing approval. Our product development focus includes living tissue replacements, a cell-based organ assist device and other tissue-engineered products.

     Our lead product, Apligraf living skin substitute, gained FDA marketing approval for use in the treatment of healing-resistant venous leg ulcers in 1998. In June 2000, Apligraf was approved for use in the treatment of healing-resistant diabetic foot ulcers. Novartis Pharma AG ("Novartis") has exclusive
global Apligraf marketing rights.   In addition to being marketed in the US,
Apligraf is also available in select international markets. Novartis expects to submit for marketing approval across the European Union in the Spring of 2001.

     Our research and development pipeline includes a living dermal replacement product candidate, Vitrix, which we anticipate beginning human pivotal clinical trials in Spring 2001, a coronary vascular graft and a liver assist device. Additionally, a business unit - Technology Ventures - has been formed in 2000 to commercialize, through partnerships and distributorships, our engineered collagen and conditioned medium technologies. Transactions through Technology Ventures have not been significant to date.

     We have a wholly-owned subsidiary, ECM Pharma/TM/, Inc. ECM Pharma was established to discover, develop and commercialize human therapeutics based on the extracellular matrix. We also have a wholly-owned investment subsidiary, Dan Capital Corporation, which holds a substantial portion of our cash, cash equivalents and investments.

     We are subject to risks common to entities in the biotechnology industry, including, but not limited to, the following uncertainties:

   . Continued operating losses and the time required to achieve profitability; . Market acceptance of our products and successful marketing and selling of
      Apligraf by Novartis;
   . Development by competitors of new technologies or products that are more effective than ours;
   .  Dependence on our strategic relationships to market our products;
   .  Compliance with FDA regulations and similar foreign regulatory bodies;
   . Protection of proprietary technology through patents and risks of infringement claims by third parties;
   . Manufacture and sale of products in sufficient volume to realize a satisfactory margin;
   .  Continued availability of raw material for products;
   .  Dependence on and retention of key personnel;
   .  Availability of sufficient product liability insurance;
   .  Adequate third-party reimbursement for products;
   .  Stock price volatility and fluctuation;
   .  Availability of additional capital on acceptable terms, if at all;
   .  Affect of anti-takeover measures on the value of our stock;
   . Affect of outstanding options, warrants and convertible debt on the value of our stock; and
   . Risk of failure of clinical trials for future indications of Apligraf and for Vitrix and other products.

     Based upon our current plans, we believe existing working capital at December 31, 2000, together with the proceeds of product and other revenues in 2001 and proceeds available from exercising a portion or all of a $20,000,000 equity security put with Novartis, which is at our discretion, will be sufficient to finance operations through at least the first quarter of 2002. We expect to raise additional funds in 2001 through equity financing. However, this statement is forward-looking and changes may occur that would significantly decrease available cash before such time. Factors that may change our cash requirements include:

   .  Sales volume forecasts not achieved;
   . Delays in obtaining regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;
   . Delays in commercial acceptance and reimbursement when product launches occur;
   . Changes in the progress of research and development programs; and . Changes in the resources devoted to outside research collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies.

     Any of these events could adversely impact our capital resources, requiring us to raise additional funds. Management believes that additional funds may be available through equity or debt financing, strategic alliances with corporate partners, capital lease arrangements, or other sources of financing in the future. There can be no assurances that these funds will be available when required on terms acceptable to us, if at all. If adequate funds are not available when needed, we would need to delay, scale back or eliminate certain research and development programs or license to third parties certain products or technologies that we would otherwise undertake ourselves, resulting in a potential adverse effect on our financial condition and results of operations.

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

     REVENUE RECOGNITION

     We previously recognized up front non-refundable research and development support payments as revenue when received. During the year ended December 31, 2000, the Company changed its method of accounting for up front non-refundable research and development support payments to recognize such amounts over the term of the related collaboration with Novartis. This change in accounting principle is in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which was issued in December 1999 and summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of 2000, effective January 1, 2000, and recorded a cumulative effect of a change in accounting principle related to all up front non-refundable research and development support payments recognized in prior periods of $6,342,000. Of this amount, $1,057,000 was recognized as revenue in 2000, and the remainder will be recognized ratably through December 2005, in accordance with SAB 101's guidance.

     Revenues from non-refundable milestone payments are recognized when proceeds are received and the related costs and effort are considered substantial. During the second quarter of 2000, we recognized $5,000,000 of milestone support revenue.

     Revenue from product sales are recognized upon shipment or, in certain cases, after fulfillment of firm purchase orders in accordance with the Manufacturing and Supply Agreement with Novartis and after risk of ownership passes to the buyer, collection is probable and we have no performance obligations. Royalty revenue is recorded as earned. Grant revenue is recognized to the extent of allowable costs incurred. Deferred revenue arises from the difference between cash received and revenue recognized in accordance with these policies.

     RESEARCH AND DEVELOPMENT

     All research and development costs aimed at the development of new products are expensed as incurred. In addition to research and development, this cost category includes clinical costs and operations support. Prior to 1999, commercial sales were not significant and the full cost of low volume production was included in this cost category.

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

     NET LOSS PER COMMON SHARE

     Net loss per common share (basic and diluted) is based on the weighted average number of common shares outstanding during each period. Potentially dilutive securities at December 31, 2000 include: stock options outstanding to purchase 3,737,019 common shares; warrants to purchase 900,000 common shares; and debt convertible into 1,694,968 common shares; however, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive. Potentially dilutive securities at December 31, 1999 included: stock options outstanding to purchase 7,449,874 common shares; warrants to purchase 900,000 common shares; Series C preferred stock convertible into 213,638 common shares; and debt convertible into 1,957,384 common shares; however, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive.

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

     PROPERTY AND EQUIPMENT

     Equipment, furniture and fixtures, office equipment and leasehold improvements are stated at cost. Depreciation is provided using the straight-line method over three to ten years. Leasehold improvements are being amortized using the straight-line method over the term of the lease. Construction in progress represents costs incurred to date in connection with facility expansion activities and are capitalized until such facilities become operational. These costs are then amortized using the straight-line method over the remaining lease term. Interest cost incurred during the period of construction in progress relating to expansion of our main facility is capitalized. The interest cost
capitalized for the period ended December 31, 1999 and 2000 was   $150,000 and
$197,000, respectively.  No interest was capitalized in 1998.

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

     STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," allows us to continue to account for stock-based compensation arrangements under the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and disclose in a footnote the pro forma effects to net loss and net loss per share assuming the fair value accounting method of SFAS 123 was adopted. Accordingly, no compensation cost has been recognized from stock-based employee awards. Compensation expense for stock awards granted to non-employees is determined by assessing the fair value of the options granted (using an option-pricing model).

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents, high grade investments and receivable from Novartis. The Company has established guidelines that relate to credit quality, diversification, and maturity, and that limit exposure to any one issue of securities.

RESEARCH AGREEMENTS
-------------------

     We have entered into various collaborative research agreements that are generally funded over a one or two-year period. Each agreement is reviewed at least annually and the amounts to be funded for the next period are then determined. Either party may cancel the agreement upon advance written notice. Total payments made by us to third parties under these agreements were $648,000, $662,000 and $542,000 for 1998, 1999 and 2000, respectively. All our research agreements are early stage today, but have the potential to develop into more material relationships in the future.

     In April 1999, we purchased specific equipment and intellectual property, consisting of patents and laboratory documentation, from Baxter Healthcare Corporation relating to the research and development for the design and manufacturing of key mechanical components of an extracorporeal liver assist device. The purchase price consisted of the reissuance of 50,000 shares of common stock held in treasury. In May 1999, we filed a registration statement registering all 50,000 of these shares, 25,000 of which were subject to a one-year lock-up agreement. Additionally, we may be required to make a future cash payment that is contingent on the average closing price of our common stock over the twenty consecutive trading days immediately prior to the earlier of the date we receive FDA approval of an Investigational Device Exemption for a liver assist device or January 1, 2003. We will have no obligation to make such future cash payment if at any time during the period between April 2000 and the date such cash payment is otherwise payable by us, the value of the shares of common stock issued to Baxter is equal to or greater than $1,000,000. If this contingent payment is required in the future, such cash payment will reduce the value of the 50,000 shares issued. Total consideration is $1,000,000, of which $900,000 was recorded as purchase of incomplete technology and is included in research and development expenses and the remaining $100,000 capitalized to property and equipment. The purchase was made to strengthen our resources to our liver assist device program. The charge to purchase of incomplete technology was due to the early stage of the technology which has not provided proof of principle. Additionally, the time and cost to prove this principle is not known. We expect it will cost millions of dollars and take a minimum of 4 to 6 years before we could develop a product which might be approved for commercial sale. It is our intent that if proof of principle is established, we will seek a partnership for the project.

INVESTMENTS
------------

     The investments held are classified as available-for-sale and are carried at cost plus accrued interest, which approximates fair market value and, accordingly, there was no adjustment to stockholders' equity. We use a specific identification cost method to determine the gross realized gains and losses on the sale of our securities. We also classify investments in accordance with their intended use. At December 31, 2000, the intended use of all investments is to fund working capital and plant expansion in the coming year. We invest excess cash in securities that have an A or A1 rating or better with a maximum maturity of two years.

     The aggregate cost and fair market value of investments are as follows (in thousands):

                                                December 31, 1999                   December 31, 2000
                                        ----------------------------------  ----------------------------------
                                           Amortized           Market          Amortized           Market
               Maturity                       Cost             Value              Cost             Value
--------------------------------------------------------------------------------------------------------------
Less than one year:
  US Government and Agency bonds             $2,082            $2,098            $    -            $    -
  Corporate and other debt securities           503               503             1,015             1,013
  Certificates of deposit                     1,099             1,094               624               624
Greater than one year:
  US Government and Agency bonds              1,005               972             1,005             1,001
  Corporate and other debt securities         2,023             2,013                 -                 -
                                             ------            ------            ------            ------
Total Investments                            $6,712            $6,680            $2,644            $2,638
                                             ======            ======            ======            ======

Inventory
----------

     Inventory, at net realizable value, consisted of the following (in thousands):

                                                                December 31,              December 31,
                                                                    1999                      2000
------------------------------------------------------------------------------------------------------------
Raw materials                                                      $ 348                    $  488
Work in process                                                      558                       889
                                                                   -----                    ------
                                                                   $ 906                    $1,377
                                                                   =====                    ======

Property and Equipment
-----------------------

     Property and equipment consisted of the following (in thousands):

                                                  Estimated Useful                        December 31,
                                                                            ----------------------------------------
                                                              Life (Years)              1999                 2000
-------------------------------------------------------------------------------------------------------------------
Equipment                                                            3-10             $ 11,471             $ 12,439
Furniture, fixtures and office equipment                              3-5                2,042                2,765
Leasehold improvements                                         Lease term                4,277               11,004
Construction-in-progress                                                                 5,021                    -
                                                                                      --------             --------
                                                                                        22,811               26,208
Less accumulated depreciation                                                          (11,080)             (13,600)
                                                                                      --------             --------
                                                                                      $ 11,731             $ 12,608
                                                                                      ========             ========

     Construction-in-progress begins to depreciate when it is put into service.

ACCRUED EXPENSES
-----------------


     Accrued expenses consisted of the following (in thousands):

                                                                  December 31,
                                                                --------------------------
                                                                  1999               2000
------------------------------------------------------------------------------------------
Compensation and employee benefits                               $1,402             $1,869
Professional services                                               825                734
Accrued interest                                                    361                368
Other                                                               850                611
                                                                 ------             ------
                                                                 $3,438             $3,582
                                                                 ======             ======

TERM LOAN AGREEMENT
-------------------

     In November of 1999, we entered into a $5,000,000 term loan agreement with a commercial bank to finance the purchase of certain equipment, leasehold improvements and other items. Borrowings under the term loan are collateralized by a security interest in the items financed. The agreement provides for repayment of the principal amount of the loan in 12 equal quarterly installments commencing December 29, 2000, with final payment due on September 30, 2003. The loan bears interest at a fluctuating rate per annum that is equal to the prime rate in effect from time to time, or we may elect that all or any portion of any term loan be made as a LIBOR loan with an interest period of one month, two months, three months or six months with the interest rate being equal to LIBOR plus an applicable margin (175 to 225 basis points). We are required to comply with certain covenants relating to our outstanding term loans, involving limitations on future indebtedness, dividends and investments, and to maintain certain financial covenants pertaining to liquidity, capital base, and debt service coverage (or, alternatively, maintaining a minimum unencumbered cash balance). During 2000, we exercised our option to redeem all outstanding shares of Series C convertible preferred stock for cash and we did not maintain compliance with the liquidity covenant as of December 31, 1999. The bank granted a waiver from this covenant. After raising additional capital subsequent to December 31, 1999, we were in compliance with all covenants. At December 31, 1999, we borrowed approximately $4,728,000 against this term loan to finance certain research, manufacturing and office equipment and leasehold improvements. We had $4,334,000 outstanding at December 31, 2000. The weighted average interest rate paid during this period was 8.90%. This borrowing is collateralized by a security interest in the fixed assets financed.

     Effective December 29, 2000, we amended our covenants for the period through July 1, 2001, to include the effect of exercising a portion or all of the $20,000,000 equity security put with Novartis in the financial covenants calculation. We anticipate raising additional funds that may be available through equity or debt financing, strategic alliances with corporate partners, capital lease arrangements, or other sources of financing in the future. However, if we fail to meet any of the financial covenants after April 30, 2001, we are required to exercise a portion or all of the equity security put with Novartis to maintain compliance.

     The current portion of this term loan is $1,576,000 at December 31, 2000 and is included in current liabilities. Long-term future minimum term loan payments at December 31, 2000 are as follows (in thousands):

2002                                                                      $1,576
2003                                                                       1,182
                                                                          ------
                                                                          $2,758
                                                                          ======

COMMITMENTS
------------

     Lease Obligations

     We occupy our main office and manufacturing premises under a facility lease for 79,500 square feet of space in Canton, Massachusetts at an annual average base rent of approximately $790,000, plus operating expenses, that expires on September 30, 2004. This lease has three options to extend the term for an additional five years per option. Taxes, insurance and operating expenses are our responsibility under the terms of the lease. In May 1999, we entered into another facility lease for approximately 62,500 square feet of additional office and warehouse space in Canton, Massachusetts. In June 2000, we amended this lease to terminate 42,000 square feet, leaving 20,500 square feet remaining at an annual average base rent of approximately $138,500, plus operating expenses, that expires on December 5, 2004. This lease has three options to extend the term for an additional five years per option. In total, we currently lease 100,000 square feet of space.

     Future minimum lease payments are as follows (in thousands):

2001                                                                      $  973
2002                                                                         988
2003                                                                         972
2004                                                                         758
2005                                                                           -
Thereafter                                                                     -
                                                                          ------
                                                                          $3,691
                                                                          ======

     Rent of approximately $562,000, $800,000 and $1,065,000 was charged to expense during the years ended December 31, 1998, 1999 and 2000, respectively.

     GRANTS
     In November 1999, we received notice of grants to support two research projects: (1) $2,000,000 grant under the Advanced Technology Program of the National Institute for Standards and Technology ("NIST") to help support development of an effective liver assist device prototype of which we have received $769,000 in payments and expect to receive the remaining amount over the period through December 2001; and (2) $100,000 grant under the Small Business Innovation Research Program of the National Institutes of Health to support development of a vascular graft, which was fully received as of September 30, 2000. Both of these grants require that the United States federal government can access for its own purposes technology developed using the funding. A product developed based on the funding from the NIST grant must be manufactured substantially in the United States. In addition, we are subject to regular audit and reporting requirements. We have recorded research and development grant revenue of $101,000 and $1,065,000, during the years ended December 31, 1999 and 2000 respectively, relating to these research and development grants.

INCOME TAXES
-------------

     The approximate tax effect of each type of temporary difference and carryforward is reflected in the following table (in thousands):

                                                                           December 31,
                                                                ------------------------------
                                                                       1999             2000
----------------------------------------------------------------------------------------------
Deferred tax assets and (liabilities):
    Net operating loss carryforwards                                 $ 39,507         $ 53,053
    Research and development credits and other credits                  4,782            5,516
    Depreciation                                                        8,669           13,215
    Other                                                               2,813            2,976
                                                                     --------         --------
Net deferred tax assets before valuation allowance                     55,771           74,760
Valuation allowance                                                   (55,771)         (74,760)
                                                                     --------         --------
Net deferred assets after valuation allowance                        $      0         $      0
                                                                     ========         ========

     Since inception, the Company has generated net losses for which no related tax benefit has been realized.

     As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $139,955,000 and $91,139,000 respectively, which may be available to offset future federal and state income tax liabilities and expire at various dates throughout 2019. The Company has recorded a deferred tax asset of approximately $22,513,000 reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this $22,513,000 deferred tas asset will be recorded as a credit to additional paid-in-capital when realized. At December 31, 2000, the Company had federal and state tax credit carryforwards of approximately $3,769,000 and $2,648,000, respectively, which expire beginning in 2001 and 2006, respectively.

     As required by Statement of Financial Accounting Standards No. 109, management of Organogenesis, Inc. has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and research and experimentation credit carryforwards. Management has determined that it is more likely than not that Organogenesis, Inc. will be unable to recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $74,760,000 has been established at December 31, 2000.

     Ownership changes, as defined in Internal Revenue Code, may have limited the amount of net operating losses and research and development tax credit carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

Related Party Transactions and Other Agreements
-----------------------------------------------

     In January 1996, we entered into a collaborative agreement with Novartis granting Novartis exclusive global marketing rights to Apligraf. Under the agreement, we have received equity investments, non-refundable research, development and milestone support payments, product payments and other payments. During March 2000, we received $5,000,000 from Novartis, which represented a support payment received in advance of achievement of a milestone related to the diabetic foot ulcer indication. In June 2000, we recognized support revenue when achievement of the milestone was met upon FDA approval of Apligraf for use in diabetic foot ulcers. The following table summarizes by year all equity investments, non-refundable research, development and milestone support payments received to date. Product and other payments are included under the captions "Product sales to related party" and "Other revenues" in our financial statements.

                                               1996           1997          1998          1999        2000
                                            -----------    ----------    -----------      -----    ----------
Equity investments                          $ 5,000,000    $        -    $ 6,000,000      $   -    $        -
Up front non-refundable research
 and development support payments             6,500,000     2,500,000        750,000          -             -
Non-refundable milestone payments                     -             -      6,000,000          -     5,000,000
                                            -----------    ----------    -----------      -----    ----------
Total                                       $11,500,000    $2,500,000    $12,750,000      $   -    $5,000,000
                                            ===========    ==========    ===========      =====    ==========

     During February 2001, we amended our collaborative agreement with Novartis, effective January 2, 2001. The amended agreement:

   . Grants Novartis the right to purchase an exclusive option to negotiate terms to license Organogenesis's product Vitrix, soon to commence human pivotal trials, and also for a second living dermal replacement product currently in Organogenesis research;
   . Provides Organogenesis with significantly higher payments for units of Apligraf;
   . Grants Organogenesis the right for three years to sell, at its discretion, to Novartis up to $20 million in equity;
   . Includes funding support from Novartis to upgrade Organogenesis's manufacturing facility and for the facility investment needed for approval and sale of Apligraf in the European Union;
   . Includes funding support for Apligraf clinical development activities (e.g., to further broaden its approved uses); and
   . Includes development funding support for each living dermal replacement product for which Novartis purchases an option to commence licensing negotiations.

     We supply Novartis's global requirements for Apligraf and receive a product payment based on net product sales. Receivable from related party consists of manufacturing and royalty amounts due on product sales to Novartis, funding of certain programs by Novartis and reimbursement of certain test costs related to the manufacturing of the product. Novartis is billed weekly for payments due on product sales and on an as incurred basis for other billings.

     We received $6,000,000 from Novartis in 1998 for approximately 240,000 shares of common stock. As a result of these equity investments and a prior equity investment of $5,000,000 for approximately 418,000 shares made in January 1996, Novartis holds approximately 1.9% of outstanding shares as of December 31, 2000.

     During the first quarter of 1999, Novartis agreed to provide funding for certain programs to be conducted by us. We have recorded $572,000 and $162,000 for the period ended December 31, 1999 and 2000, respectively, relating to the initiation of these programs, which is included in other revenues.

     In 1994, we signed a license agreement with Toyobo Ltd. granting Toyobo a license to manufacture and market TestSkin in Japan in exchange for royalty payments. Additionally, Toyobo may, but is not obligated to, purchase collagen and other products from us. Revenues under this arrangement are included in other revenues. This agreement is co-terminous with certain patents.


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

CONVERTIBLE DEBT
-----------------

     On March 31, 1999, we completed a financing of $20,000,000 through the private placement of five-year convertible debentures and 400,000 warrants to purchase common stock. The debentures are convertible at a fixed price of
$14.50 per share at any time on or after March 30, 2000.   Interest on the
debentures accrues at 7% annually, payable in cash, common stock (at the average trading price for the twenty trading days preceding the due date) or any combination thereof, at our option, semi-annually on September 30 and March 31 or on the date any of the principal outstanding under the notes has been converted into common stock. At our option, at any time on or after March 30, 2002, the debentures may be prepaid by conversion of the principal into common stock at the conversion price of $14.50, cash or any combination thereof and payment of any accrued interest as described above, provided that the average per share market value for the twenty consecutive trading days immediately preceding the date of prepayment equals or exceeds $38.67 per share. The notes mature on March 29, 2004 and are payable in cash. The warrants grant the right to purchase one share of common stock at the exercise price of $21.75 for each $50.00 in face value of the convertible notes at any time before March 30, 2004. Approximately $2,318,000 of the $20,000,000 financing was allocated to the estimated fair value of the warrants and is included in additional paid in capital. This amount is amortized as a non-cash charge to interest expense over the life of the debentures. Debt issuance costs are included in other assets and are amortized to interest expense over the life of the debentures.

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

     In August 2000, we issued 176,536 shares of common stock for $2,500,000 face value convertible notes, plus accrued interest. This conversion was a non-cash transaction.

STOCKHOLDERS' EQUITY
---------------------

     PREFERRED STOCK
     We have authorized 1,000,000 shares of preferred stock at December 31, 2000, comprised of the following designations:

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

     During March 2000, we redeemed for cash all outstanding shares of Series C convertible preferred stock for approximately $6,180,000.

     COMMON STOCK

     We have authorized 80,000,000 shares of common stock, of which there were 30,604,019 and 34,489,459 shares outstanding as of December 31, 1999 and 2000, respectively.

     On February 14, 2000, the Securities and Exchange Commission declared effective a shelf registration for the placement of up to 3,000,000 shares of common stock with an aggregate offering price not to exceed $50,000,000. In February and March 2000, we completed private placements for 1,088,925 shares of common stock under this shelf registration yielding net proceeds of approximately $15,930,000.

     In April 2000, we issued 44,035 shares of common stock for payment of interest on our long-term convertible debt. In October 2000, we issued 41,845 shares of common stock for payment of interest on our long-term convertible debt. In August 2000, we issued 176,536 shares of common stock for $2,500,000 face value convertible notes, plus accrued interest

     The following one-for-four stock split accounted for as a stock dividend was declared by the Board of Directors during the past three years:

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

Treasury Stock
---------------

     In September 1998, the Board of Directors authorized a common stock repurchase program. Repurchases are allowed through open-market transactions for up to 500,000 shares that will provide us with treasury shares for general corporate purposes. For the periods ended December 31, 1998 and 1999, we repurchased 40,000 and 95,000 shares of common stock for an aggregate purchase price of approximately $391,000 and $951,000, respectively. In April 1999, we reissued 50,000 shares of common stock held in treasury related to the purchase of technology (see "Purchase of Technology" note). We had in treasury 85,000 shares of common stock at a cost of $804,000 at December 31, 1999 and December 31, 2000, respectively.

     In December 2000, the Board of Directors authorized a second common stock repurchase program for up to 500,000 additional shares. Subsequent to December 31, 2000, we repurchased 165,000 shares of common stock for an aggregate purchase price of approximately $1,367,000. The stock repurchase program may be discontinued at any time.

STOCKHOLDER RIGHTS PLAN
------------------------

     In August 1995, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one right for each outstanding share of common stock to stockholders of record on September 1, 1995. After adjusting for two one-for-four stock dividends distributed during 1997 and one one-for-four stock dividend distributed during 1998, there is approximately 0.51 of a right for each outstanding share of common stock. Each right only becomes exercisable and transferable apart from the common stock at the earlier of: (1) ten days after a person or group acquires beneficial ownership of 15% or more of outstanding common stock; or (2) ten business days following an announcement of a tender or exchange offer of 30% or more of outstanding stock.

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

STOCK-BASED COMPENSATION
-------------------------

     At December 31, 2000, we had five stock-based compensation plans (collectively, Stock Option Plans), as described below. Consistent with the provisions prescribed by SFAS 123, the following are the pro forma net loss and net loss per common share (basic and diluted) for the years ended December 31, 1998, 1999 and 2000, respectively, had compensation cost for the Stock Option Plans been determined based on the fair value at the grant date for grants made in 1998, 1999 and 2000 (in thousands, except per share data):

                                               1998                      1999                      2000
                            -----------------------   -----------------------   -----------------------
                            As Reported   Pro Forma   As Reported   Pro Forma   As Reported   Pro Forma
-------------------------------------------------------------------------------------------------------
Net loss                       $(14,031)   $(17,985)     $(28,350)   $(33,335)     $(28,605)   $(34,990)
Net loss per common
  share (basic and             $  (0.48)   $  (0.61)     $  (0.93)   $  (1.09)     $  (0.85)   $  (1.04)
   diluted)

     The effects on 1998, 1999 and 2000 pro forma net loss and net loss per common share (basic and diluted) of expensing the estimated fair value of stock options may not be representative of the effects on reporting pro forma results for future years.

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

      The assumptions used to calculate the weighted average fair value of options granted during 1998, 1999 and 2000 are as follows:

                                                                                           1998          1999          2000
---------------------------------------------------------------------------------------------------------------------------
Assumed life for options issued to employees (years)                                        5.0           5.0           5.0
Assumed life for options issued to directors and officers (years)                           7.0           7.0           7.0
Risk-free interest rate                                                                     5.3%          5.8%          5.9%
Volatility                                                                                 65.0%         68.0%         72.0%
Dividend yield                                                                                -             -             -
Weighted average fair value per common share of options granted during the year          $14.48         $5.93         $8.17


THE STOCK OPTION PLANS
-----------------------

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

     In May 1995, a stock option plan was approved by shareholders providing for the issuance of up to 5,000,000 shares of common stock options to enable us to attract and retain key employees and consultants. Under the 1995 Plan, we may grant incentive and non-qualified stock options to officers, employees, consultants and advisors. The 1995 Plan, which took effect upon the expiration of the 1986 Stock Option Plan in August 1996, is administered by the compensation committee of the Board of Directors. This Committee selects the individuals to whom options are granted and determines: (1) the type of option to be granted; (2) the number of shares of common stock covered by the option;
(3) when the option becomes exercisable; and (4) the duration of the option which, in the case of incentive stock options, may not exceed ten years. Vesting generally occurs ratably over a five-year period beginning one year from the date of grant. No one person may be issued options to purchase more than 500,000 shares of common stock in any one calendar year. Stock options granted under the 1995 Plan may not be granted at an exercise price less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of incentive stock options granted to employees holding 10% or more of voting stock). The aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive stock options which first become exercisable in any calendar year by an employee may not exceed $100,000.

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

     The following table presents the combined activity of all Stock Option Plans for the years ended December 31, 1998, 1999 and 2000:


                                                      1998                  1999                   2000
                                      --------------------  --------------------  ---------------------
                                                  Weighted              Weighted               Weighted
                                                   Average               Average                Average
                                                  Exercise              Exercise               Exercise
                                         Shares      Price     Shares      Price      Shares      Price
-------------------------------------------------------------------------------------------------------
Outstanding at beginning of period    5,320,206     $ 6.83  6,006,138     $ 9.10   7,449,874     $ 9.09
Granted                                 954,889      22.00  1,721,400       9.20     713,862      12.19
Exercised                              (148,413)      6.39   (110,262)      6.59  (2,520,763)      4.82
Cancelled                              (120,544)     12.56   (167,402)     12.38  (1,905,954)     14.14
                                      ---------             ---------             ----------
Outstanding at end of period          6,006,138       9.10  7,449,874       9.09   3,737,019      10.02
                                      =========             =========             ==========
Exercisable at year end               3,297,005       5.18  3,987,847       6.39   1,666,137       8.64
                                      =========             =========             ==========

Shares available for granting
  of options at end of period           371,105             1,832,702              2,950,274
                                      =========             =========             ==========

     The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2000 for the Stock Option Plans:

                                        Options Outstanding                               Options Exercisable
                    ---------------------------------------------------------      --------------------------------
                                        Weighted Average                                                Weighted
                                            Remaining       Weighted Average                            Average
Range of Exercise          Number          Contractual          Exercise                 Number         Exercise
 Prices                 Outstanding       Life (Years)           Price                Exercisable        Price
-------------------------------------------------------------------------------------------------------------------
  $ 2.458 - 3.738           189,932              2.1            $ 3.30                  189,932          $ 3.30
   3.891 - 6.144            343,808              3.2              4.97                  343,808            4.97
   6.605 - 9.875          1,630,932              7.5              7.46                  674,088            7.55
   10.00 - 14.88          1,167,563              8.2             12.16                  299,996           11.74
   15.00 - 21.28            215,033              7.3             18.57                   81,163           18.47
   24.05 - 31.00            189,751              7.3             25.14                   77,150           25.14
                          ---------                                                   ---------
                          3,737,019              7.0             10.02                1,666,137            8.64
                          =========                                                   =========

THE 1991 EMPLOYEE STOCK PURCHASE PLAN
-------------------------------------

     Under the 1991 Employee Stock Purchase Plan, a total of 366,211 shares of common stock are reserved for issuance (up to 30,000 shares may be issued in any one year). The purchase plan allows eligible employees the option to purchase common stock during two six-month periods of each year at 85% of the lower of the fair market value of the shares at the time the option is granted or is exercised. The term of this plan ends December 31, 2004. During 1998, 1999 and 2000, we issued a total of 5,046, 10,089 and 13,336 shares of common stock, respectively, under this purchase plan. Remaining shares available under this purchase plan were 294,910 as of December 31, 2000.

EMPLOYEE SAVINGS PLAN
----------------------

     We have a 401(k) savings plan covering full-time employees who are eligible to participate upon hire. Under this savings plan, we may match employee contributions at management's discretion. Contributions made under the savings plan were approximately $62,000, $80,000 and $105,000 as of December 31, 1998, 1999 and 2000, respectively.

FOURTH QUARTER RECLASSIFICATION
-------------------------------

     We reclassified $968,000 to cost of product sales during the fourth quarter of 2000, due to higher actual costs compared to standard costs. This adjustment had no effect on our net loss.

UNAUDITED QUARTERLY DATA
------------------------

     During the year ended December 31, 2000, we changed our method of accounting for up front non-refundable research and development support payments in accordance with the guidance provided by SAB 101 (see "Revenue Recognition" note). The cumulative effect of adopting SAB 101 at January 1, 2000 amounted to $6,342,000 of additional loss and equivalent amount of deferred revenue; $1,057,000 of this amount was recognized as revenue in 2000 and $5,285,000 will be recognized as revenue in future periods.

     The as Adjusted column reflects the cumulative effect of adopting SAB 101.

     The following summarizes the unaudited quarterly results for the years ended December 31,
                     (in thousands, except per share data):


2000                                                 First                    Second                     Third            Fourth
----                                                Quarter                   Quarter                   Quarter          Quarter
                                            ----------------------    -----------------------    ----------------------  -------
                                                As                        As                         As
                                            Previously       as       Previously        as       Previously       as
                                             Reported     Adjusted     Reported      Adjusted     Reported     Adjusted
                                                          --------                   --------                  --------

Revenues                                       $  897       $1,161      $6,029        $6,293       $1,055       $1,319    $ 1,467
Net loss before cumulative effect of
 change in accounting principle                 6,686        6,422       2,047         1,783        6,948        6,684      7,374

Cumulative effect of adopting Staff
 Accounting Bulletin 101 ("SAB 101")                -        6,342           -             -            -            -          -


Net loss                                        6,686       12,764       2,047         1,783        6,948        6,684      7,374

Net loss per common share - basic and
 diluted before cumulative effect of
 change in accounting principle                 (0.21)       (0.21)      (0.06)        (0.05)       (0.20)       (0.19)     (0.21)


Cumulative effect of adopting SAB 101               -        (0.20)          -             -            -            -          -
Net loss per common share - basic and
 diluted                                        (0.21)       (0.41)      (0.06)        (0.05)       (0.20)       (0.19)     (0.21)




1999                                             First                 Second                    Third               Fourth
----                                            Quarter                Quarter                  Quarter              Quarter
                                        --------------------    --------------------    ---------------------  --------------------
                                            As                      As                      As                     As
                                        Previously     as       Previously     as       Previously      as     Previously     as
                                         Reported   Adjusted     Reported   Adjusted     Reported    Adjusted   Reported   Adjusted
                                         --------   --------     --------   --------     --------    --------   --------   --------

Revenues                                  $  486     $  750       $  624     $  888       $  708      $  972     $   858    $1,123
Net loss                                   5,926      5,662        7,589      7,325        6,480       6,216       8,355     8,090
Net loss per common share - basic and
diluted                                   (0.19)     (0.19)       (0.25)     (0.24)       (0.21)      (0.20)      (0.27)     (0.27)


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is contained in our Proxy Statement for the 2001 Annual Meeting of Stockholders under the captions "Information About the Board of Directors", "Information About Executive Officers " and "ELECTION OF DIRECTORS" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is contained under the caption "Information About Executive Officers" in our 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The information required by this item is contained in our 2001 Proxy Statement under the captions, "Information About Principal Stockholders" and "Information About Executive Officers" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained under the caption "Certain Transactions" in our 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) The following documents are included in this annual report on Form 10-K

          (1) and (2). See "Index to Consolidated Financial Statements" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

          (3).    Exhibits

                  The exhibits filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Registrant has identified in the Exhibit Index each management contract and compensatory plan filed as an exhibit to this Form 10-K in response to Item 14(c) of Form 10-K.

     (B)  REPORTS ON FORM 8-K

          A current report on Form 8-K dated March 8, 2001 was filed by the Registrant reporting the following:

          . An announcement that the federal Health Care Financing Administration, which administers Medicare, has classified Apligraf as a biologic for reimbursement purposes when applied in a doctor's office.

          . An announcement of the signing of an amendment, effective January 2, 2001, to the Registrant's 1996 agreement with Novartis AG.

          .  Other matters discussed on a conference call dated
             February 27, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ORGANOGENESIS INC.

                                             BY:  /s/ PHILIP M. LAUGHLIN
                                                 Philip M. Laughlin
                                        President and Chief Executive Officer

                                                Date:  March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                      Title                             Date
                ---------                                      -----                             ----

          /s/ PHILIP M. LAUGHLIN            President, Chief Executive Officer and          March 30, 2001
------------------------------------------
            Philip M. Laughlin              Director (Principal executive officer)

            /s/ JOHN J. ARCARI              Vice President, Finance and                     March 30, 2001
------------------------------------------  Administration, Chief Financial Officer,
              John J. Arcari                Treasurer and Secretary (Principal
                                            Financial and Accounting Officer)


            /s/ ALBERT ERANI                Director and Chairman of the Board              March 30, 2001
------------------------------------------
              Albert Erani

         /s/ JAMES J. APOSTOLAKIS           Director                                        March 30, 2001
------------------------------------------
          James J. Apostolakis

                                            Director                                        March 30, 2001
------------------------------------------
            David A. Gardner

          /s/ BERNARD A. MARDEN             Director                                        March 30, 2001
------------------------------------------
            Bernard A. Marden

                                            Director                                        March 30, 2001
------------------------------------------
             Glenn Nussdorf

           /s/ BJORN R. OLSEN               Director                                        March 30, 2001
------------------------------------------
             Bjorn R. Olsen

        /s/ MARGUERITE A. PIRET             Director                                        March 30, 2001
------------------------------------------
          Marguerite A. Piret

       /s/ ANTON E. SCHRAFL                 Director                                        March 30, 2001
------------------------------------------
         Anton E. Schrafl

                                  EXHIBIT INDEX


 Exhibit No.                                     Description of Exhibit
 -----------                                     ----------------------
   (3)(a)      Restated Certificate of Incorporation of the Company. (1)
      (b)      Certificate of Amendment to the Restated Certificate of Incorporation of the Company. (8)
      (c)      Certificate of Stock Designation, Number, Voting Powers, Preferences and Rights of the
               Series of the Preferred Stock of Organogenesis Inc. to be Designated Series A Convertible
               Preferred Stock. (9)
      (d)      Certificate of Designation, filed with the Secretary of State of the State of Delaware on
               August 29, 1995. (12)
      (e)      Bylaws of the Company, as amended. (2)
      (f)      Rights Agreement, dated as of September 1, 1995, between the Company and American Stock
               Transfer & Trust Company. (12)
      (g)      Form of Unit Warrant Agreement. (13)
      (h)      Form of Investment Agreement. (13)
      (i)      Restated Certificate of Incorporation of the Company as amended. (22)
   (4)(a)      Form of Warrant Agreement with respect to Warrants included as part of the Units of the
               Company's securities. (1)
      (b)      Notice of Redemption of the Company's Redeemable Common Stock Purchase Warrants. (3)
      (c)      Form of Unit Purchase Option, dated December 18, 1986, issued to each of the Company's
               Unit Purchase Option holders. (4)
      (d)      Form of Stock Registration Rights Agreement, dated February 23, 1990, between the Company and certain security holders. (4)
      (e)      Form of Common Stock Purchase Warrant, dated February 23, 1990, issued to certain security holders. (9)
      (f)      Form of Non-Redeemable Warrant dated as of March 30, 1999. (21)
      (g)      Form of 7% Convertible Subordinated Note dated as of March 30, 1999. (21)
      (h)      Securities Purchase Agreement between the Registrant and the Purchasers dated as of March
               30, 1999. (21)
      (i)      Form of Registration Rights Agreement between the Company and the Purchasers dated as of
               March 30, 1999. (21)
  (10)(a)      1986 Stock Option Plan of the Company, as amended. *(10)
      (b)      1991 Director Stock Option Plan of the Company, as amended. *(10)
      (c)      1991 Employee Stock Purchase Plan of the Company, as amended. *(23)
      (d)      1994 Director Stock Option Plan of the Company, as amended. *(11)
      (e)      License Agreement among the Company, Eugene Bell and Massachusetts Institute of
               Technology dated December 16, 1985 ("MIT License Agreement"). (1)
      (f)      Amendment to MIT License Agreement, dated October 22, 1986. (1)
      (g)      Second Amendment to MIT License Agreement, dated as of March 31, 1988. (6)
      (k)      Subscription Agreement between the Company and a purchaser of the Series A Convertible
               Preferred Stock and 10% Subordinated Promissory Notes dated as of July 3, 1986, with a schedule of additional purchasers. (1)
      (l)      Indenture of Lease between Canton Commerce Center Limited Partnership and the Company,
               dated as of July 27, 1989, as amended. (7)
      (m)      Lease Agreement between North Queen Street LP and the Company, dated as of May 21, 1999.
               (22)
      (n)      First Amendment to Lease Agreement between North Queen Street LP and the Company, dated as of June 18, 1999. (22)

                                                         EXHIBIT INDEX

Exhibit No.                                          Description of Exhibit
-----------                                          ----------------------
    (o)      Asset Purchase Agreement between the Company and Baxter Healthcare Corporation, dated as of April 14, 1999. (22)
    (q)      Non-Statutory Stock Option Agreement between the Company and Herbert M. Stein dated April
             7, 1987, as amended. *(5)
    (r)      Manufacturing and Supply Agreement between the Company and Novartis Pharma AG, dated as of August 11, 1997. **(15)
    (s)      Letter Agreement between the Company and Dr. David T. Rovee dated September 23, 1991.
             *(10)
    (u)      1995 Stock Option Plan, as amended. *(14)
    (v)      The License and Supply Agreement between the Company and Sandoz Pharma Ltd., dated as of
             January 17, 1996. **(16)
    (w)      The Stock Purchase Agreement between the Company and Sandoz Pharma Ltd., dated as of
             January 17, 1996. **(16)
    (x)      1999 Nonqualified Stock Option Plan. *(20)
    (y)      Severance Benefits Plan. *(17)
    (z)      Third amendment to Indenture of Lease between between 150 Canton Office Associates,
             Successor as Landlord to Canton Commerce Center Limited Partnership and the Company,
             dated as of March 4, 1998. (19)
    (aa)     Addendum to The License and Supply Agreement between the Company and Novartis Pharma
             Ltd., dated March 23, 1998. (19)
    (bb)     Letter Agreement between the Company and Mr. Philip M. Laughlin dated September 24, 1999.
             (24)
    (cc)     Credit agreement between the Company and Fleet National Bank dated November 12, 1999. (24)
    (dd)     Addendum to The License and Supply Agreement between the Company and Novartis Pharma
             Ltd., dated March 15, 2000. (25)
    (ee)     Second Amendment to and Partial Termination of Lease Agreement between 85 John Road LLC and the Company, dated as of June 30, 2000. (26)


    (21)     Subsidiaries of the Company, filed herewith.
    (23)     Consent of PricewaterhouseCoopers L.L.P., filed herewith.

---------------

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

(6) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1989.
(7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed April 2, 1990.
(8) Incorporated herein by reference to Exhibit 3(a) to the Company's Form 10-K, filed April 1, 1991.
(9) Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q, filed August 13, 1991.
(10) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 31, 1993.
(11) Incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed April 19, 1994.
(12) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed August 29, 1995, amended and incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 14, 1999.
(13) Incorporated herein by reference to the exhibits to the Company's Amended Registration Statement on Form S-3, filed July 5, 1995.
(14) Incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed April 14, 1995, amended and incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed November 15, 1999.
(15) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 30, 1998.
(16) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 29, 1996.
(17) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 14, 1997.
(18) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 13, 1998.
(19) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 13, 1998.
(20) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 30, 1999.
(21) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 14, 1999.
(22) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed August 16, 1999.
(23) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed November 15, 1999.
(24) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 29, 2000.
(25) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 15, 2000.
(26) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed November 14, 2000.





-----------------
* Management contract or compensatory plan identified pursuant to Item 14(a)3. **Confidential Treatment has been granted by the Securities and Exchange Commission.