Form 10-Q
period 2001-03-31
ORGANOGENESIS INC
filed 2001-04-26
CIK 779733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

                                      OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM  _____ TO _____

                         COMMISSION FILE NUMBER 1-9898
                                                ------


                              ORGANOGENESIS INC.
            (Exact name of registrant as specified in its charter)


               DELAWARE                             04-2871690
               --------                             ----------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification number)

      150 DAN ROAD, CANTON, MA                         02021
      ------------------------                         ------
(Address of principal executive offices)             (Zip Code)



      Registrant's telephone number, including area code:  (781) 575-0775
                            ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )  No (   )

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at April 25, 2001 was 34,472,460 shares (excluding treasury shares).

                              ORGANOGENESIS INC.


                                     Index
                                     -----


                                                               Page
PART I - FINANCIAL INFORMATION                               Number
------------------------------                               ------
Item 1 - Financial Statements

     Consolidated Balance Sheets
          At December 31, 2000 and March 31, 2001..............  3

     Consolidated Statements of Operations
          For the Three months Ended March 31, 2000 and 2001..   4

     Consolidated Statements of Cash Flows
          For the Three months Ended March 30, 2000 and 2001..   5

     Notes to Consolidated Financial Statements...............   6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations............  10


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K....................   15

Signatures...................................................   16

In this report, "Organogenesis" "we" "us" and "our" refer to Organogenesis Inc.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               ORGANOGENESIS INC.

                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                                        December 31,         March 31,
                                                                           2000               2001
                                                                         ---------          ---------
ASSETS                                                                                     (unaudited)
    Current assets:
         Cash and cash equivalents                                       $   9,539          $   2,289
         Investments                                                         2,644              1,457
         Inventory                                                           1,377              1,349
         Receivable from related party                                         501              1,544
         Other current assets                                                  758                742
                                                                         ---------          ---------
         Total current assets                                               14,819              7,381

    Property and equipment -
         Less accumulated depreciation of $13,600 and $14,421               12,608             12,861
    Other assets                                                               445                420
                                                                         ---------          ---------
         Total Assets                                                    $  27,872          $  20,662
                                                                         =========          =========

Liabilities
    Current liabilities:
         Accounts payable                                                $   2,378          $   2,395
         Accrued expenses                                                    3,582              3,451
         Current portion of term loan                                        1,576              1,576
         Deferred revenue                                                    1,057              1,057
                                                                         ---------          ---------
         Total current liabilities                                           8,593              8,479

    Deferred revenue                                                         4,228              4,984
    Long-term convertible debt                                              16,077             16,162
    Term loan                                                                2,758              2,364

    Commitments (see notes)

Stockholders' Deficit
    Common stock, par value $.01; authorized 80,000,000 shares:
         Issued 34,489,459 and 34,406,043 shares as of
         December 31, 2000 and March 31, 2001, respectively                    346                347
    Additional paid-in capital                                             154,646            154,972
    Accumulated deficit                                                   (157,972)          (164,474)
    Treasury stock at cost, 85,000 shares at December 31, 2000
         and 250,000 shares at March 31, 2001                                 (804)            (2,172)
                                                                         ---------          ---------
         Total stockholders' deficit                                        (3,784)           (11,327)
                                                                         ---------          ---------
         Total Liabilities and Stockholders' Deficit                     $  27,872          $  20,662
                                                                         =========          =========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                              ORGANOGENESIS INC.

                     Consolidated Statements of Operations
          (Unaudited, in thousands, except share and per share data)



                                                                                          For the
                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                ----------------------------
                                                                                   2000             2001
                                                                                -----------      -----------
                                                                                (Restated
                                                                                 Note 2)
REVENUES:
  Research, development and milestone support from related party                $       264      $       264
  Product sales to related party                                                        646            1,835
  Research and development grants                                                       184              412
  Other revenues                                                                         67                -
                                                                                -----------      -----------
     Total Revenues                                                                   1,161            2,511
                                                                                -----------      -----------


Costs and Expenses:
  Cost of product sales to related party                                              1,467            2,196
  Research and development                                                            4,042            4,656
  General and administrative                                                          1,782            1,739
                                                                                -----------      -----------
     Total Costs and Expenses                                                         7,291            8,591
                                                                                -----------      -----------

Loss from operations                                                                 (6,130)          (6,080)

Other income (expense):
  Interest income                                                                       187               98
  Interest expense                                                                     (479)            (520)
                                                                                -----------      -----------

Net loss before cumulative effect of change in accounting principle                  (6,422)          (6,502)

Cumulative effect of adopting Staff Accounting Bulletin 101 ("SAB 101")              (6,342)               -
                                                                                -----------      -----------

Net loss                                                                        $   (12,764)     $    (6,502)
                                                                                ===========      ===========

Net loss per common share - basic and diluted before cumulative effect of
 change in accounting principle                                                 $     (0.21)          $(0.19)

Cumulative effect of adopting SAB 101                                                 (0.20)               -
                                                                                -----------      -----------
Net loss per common share - basic and diluted                                   $     (0.41)          $(0.19)
                                                                                ===========      ===========

Weighted average number of common shares outstanding -
  basic and diluted                                                              31,258,452       34,395,471
                                                                                ===========      ===========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                              ORGANOGENESIS INC.

                     Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)


                                                                  For the
                                                                Three months
                                                               Ended March 31,
                                                          ---------------------
                                                            2000         2001
                                                          --------      -------
                                                         (Restated
                                                          Note 2)
Cash flows from operating activities:
  Net loss                                                $(12,764)     $(6,502)
  Adjustments to reconcile net loss to cash flows used
   in operating activities:
    Depreciation                                               437          821
    Amortization of warrants and deferred debt issuance
     costs relating to long-term convertible debt              119          110

    Cumulative effect of adopting SAB 101                    6,342            -
Changes in assets and liabilities:
    Inventory                                                  (66)          28
    Other current assets and receivable from related
     party                                                    (193)      (1,027)
    Accounts payable                                          (844)          17
    Accrued expenses and other current liabilities           3,954         (131)
    Advance from related party                               5,000            -
    Deferred revenue                                          (264)         756
                                                          --------      -------
Cash provided by (used in) operating activities              1,721       (5,928)
                                                          --------      -------

Cash flows from investing activities:
  Capital expenditures                                      (1,320)        (550)
  Capital expenditures reimbursed from related party             -         (524)
  Sales and maturities of investments                        2,067        1,187
                                                          --------      -------
Cash provided by investing activities                          747          113
                                                          --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of term loan                                        (394)        (394)
  Preferred stock redeemed in cash                          (6,180)           -
  Proceeds from sale of common stock - net                  15,930            -
  Proceeds from exercise of stock options                   10,127          327
  Purchase of treasury stock                                     -       (1,368)
                                                          --------      -------
Cash provided by (used in) financing activities             19,483       (1,435)
                                                          --------      -------

Increase (decrease) in cash and cash equivalents            21,951       (7,250)
Cash and cash equivalents, beginning of period               5,727        9,539
                                                          --------      -------

Cash and cash equivalents, end of period                  $ 27,678      $ 2,289
                                                          ========      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid in cash during the period                 $     65      $   146
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

                              ORGANOGENESIS INC.

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Organogenesis Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

2.   Revenue Recognition
     -------------------

     We previously recognized up front non-refundable research and development support payments as revenue when received. During the year ended December 31, 2000, the Company changed its method of accounting for up front non-refundable research and development support payments to recognize such amounts over the term of the related collaboration with Novartis Pharma AG ("Novartis"). This change in accounting principle is in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which was issued in December 1999 and summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000, and recorded the cumulative effect of a change in accounting principle related to all up front non-refundable research and development support payments recognized in prior periods of $6,342,000. Of this amount, $1,057,000 was recognized as revenue in 2000, $264,000 was recognized as revenue during the first quarter of 2001 and the remaining $5,021,000 will be recognized ratably through December 2005, in accordance with SAB 101's guidance.

     Revenues from non-refundable milestone payments are recognized when proceeds are received and the related costs and effort are considered substantive. No milestone revenues from the receipt of milestone payments were recorded during the three months ended March 31, 2001.

     Revenue from product sales are recognized upon shipment or, in certain cases, after fulfillment of firm purchase orders in accordance with a Manufacturing and Supply Agreement with Novartis and after risk of ownership passes to the buyer, collection is probable and we have no performance obligations. Product revenues which are performance based are deferred until performance is achieved. Revenues from product sales for the first quarter of 2001 totaled $1,835,000. At March 31, 2001, we had $48,000 of deferred performance based revenue.

     Revenue for funding received from Novartis for reimbursement of manufacturing facility expenditures is recognized over the period that the completed manufacturing facility is used for production of Apligraf to be sold to Novartis. The funding will be used to support facility investment needed for the approval and sale of Apligraf in the European Union. During the first quarter of 2001, we received $972,000 from Novartis for reimbursement of manufacturing facility costs of which $524,000 was spent during the three months ended March 31, 2001 and $448,000 was spent in prior periods.

     Revenue from grants is recognized to the extent of allowable costs incurred. We have recorded revenue of $412,000 for the three months ended March 31, 2001, of which $309,000 relates to a grant under the Advanced Technology Program of the National Institute for Standards and Technology (refer to the "Grant Commitment" footnote) and $103,000 relates to other research grants.

3.   Net Loss Per Common Share
     -------------------------

     Net loss per common share (basic and diluted) is based on the weighted average number of common shares outstanding during each period. Potentially dilutive securities at March 31, 2001 include: stock options outstanding to purchase 3,654,266 common shares; warrants to purchase 900,000 common shares; and debt convertible into 1,694,968 common shares; however, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive. Potentially dilutive securities at March 31, 2000 included: stock options outstanding to purchase 5,222,810 common shares; warrants to purchase 900,000 common shares; and debt convertible into 1,957,384 common shares; however, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive.

4.   Inventory
     ---------

     Inventory is stated at the lower of cost or market, cost being standard cost, which approximates the first-in, first-out method of accounting. Inventory, at net realizable value, consisted of the following (in thousands):

                                             December 31,          March 31,
                                                 2000                2001
                                                 ----                ----
                                                                 (unaudited)
Raw materials                                  $  488              $  416
Work in process                                   889                 933
                                               ------              ------
                                               $1,377              $1,349
                                               ======              ======


5.   Related Party Transactions
     --------------------------
     In January 1996, we entered into a collaborative agreement with Novartis granting Novartis exclusive global marketing rights to Apligraf. Under the agreement, we have received equity investments, non-refundable research, development and milestone support payments, product payments and other payments. Product and other payments are included under the captions "Product sales to related party" and "Other revenues" in our financial statements.

     In February 2001, we amended our collaborative agreement with Novartis, effective January 2, 2001. The amended agreement:

     o Grants Novartis the right to purchase an exclusive option to negotiate terms to license Organogenesis's product Vitrix(TM), soon to commence human pivotal trials, and also for a second living dermal replacement product currently in Organogenesis research;

     o Provides Organogenesis with significantly higher payments for units of Apligraf;
     o Grants Organogenesis the right for three years to sell, at its discretion, to Novartis up to $20 million in equity;

     o Includes funding support from Novartis to upgrade Organogenesis's manufacturing facility and for the facility investment needed for approval and sale of Apligraf in the European Union;

     o Includes funding support for Apligraf clinical development activities (e.g., to further broaden its approved uses); and

     o Includes development funding support for each living dermal replacement product for which Novartis purchases an option to commence licensing negotiations.

     We supply Novartis's global requirements for Apligraf and receive a product payment based on net product sales. Receivable from related party consists of amounts due on product sales to Novartis, funding of certain programs by Novartis and reimbursement of certain test costs related to the manufacturing of the product. Novartis is billed weekly for payments due on product sales and on an as incurred basis for other billings.

6.    Accrued Expenses
      ----------------

     Accrued expenses consisted of the following (in thousands):

                                             December 31,          March 31,
                                                 2000                2001
                                                 ----                ----
                                                               (unaudited)
Compensation and employee benefits             $1,869              $1,742
Professional services                             734                 446
Accrued interest                                  368                 632
Other                                             611                 631
                                               ------              ------
                                               $3,582              $3,451
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

     Effective December 29, 2000, we amended our covenants for the period through July 1, 2001, to include the effect of exercising a portion or all of the $20,000,000 equity security put with Novartis in the financial covenants calculation. We anticipate raising additional funds that may be available through equity or debt financing, strategic alliances with corporate partners, capital lease arrangements, or other sources of financing in the future. However, if we fail to meet any of the financial covenants after April 30, 2001, we are required to exercise a portion or all of the equity security put with Novartis to maintain compliance. We had $3,940,000 outstanding at March 31, 2001. The weighted average interest rate paid during this period was 8.42%. This borrowing is collateralized by a security interest in the fixed assets financed.

8.   Grant Commitment
     ----------------

     In November 1999, we received notice of a $2,000,000 grant under the Advanced Technology Program of the National Institute for Standards and Technology ("NIST") to help support development of an effective liver assist device prototype, of which we have received $1,050,000 and expect to receive the remaining amount over the period through December 2001. This grant requires that the United States federal government can access for its own purpose technology developed using the funding. A product developed based on the funding from the NIST grant must be manufactured substantially in the United States. In addition, we are subject to regular audit and reporting requirements. We have recorded revenue of $309,000 for the three months ended March 31, 2001 relating to this research grant.

9.   Common Stock Issuance
     ---------------------

     During the three months ended March 31, 2001, we issued 81,584 shares of common stock for the exercise of employee stock options, yielding proceeds of approximately $327,000.

10.  Treasury Stock:
     ---------------

     In December 2000, the Board of Directors authorized a common stock repurchase program for up to 500,000 shares. Repurchases are allowed through open-market transactions that will provide us with shares for general corporate purposes. During the first quarter of 2001, we repurchased 165,000 shares of common stock for an aggregate purchase price of approximately $1,367,000. The stock repurchase program may be discontinued at any time.

     We had in treasury 85,000 shares of common stock at a cost of $804,000 and 250,000 shares of common stock at a cost of $2,172,000, at December 31, 2000 and March 31, 2001, respectively.

                               ORGANOGENESIS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include information on:

o    Our business outlook and future financial performance;
o    Anticipated profitability, revenues, expenses and capital expenditures;
o Anticipated research, development, clinical, regulatory and reimbursement progress;
0    Future funding and expectations as to any future events; and
o Other statements that are not historical fact and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.

     Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and in other publicly available filings with the US Securities and Exchange Commission ("SEC"), such as our Annual Report on Form 10-K for the year ended December 31, 2000. The risk and other factors noted throughout this Form 10-Q could cause our actual results to differ materially from the results contained in any forward-looking statements.

     In Management's Discussion and Analysis ("MD&A"), we explain the general financial condition and results of operations for Organogenesis Inc. As you read this MD&A, referring to our consolidated financial statements contained in
Item 1 of this Form 10-Q may be helpful. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of our research and development efforts, the receipt of research, development and milestone support payments, if any, from Novartis, product revenues, manufacturing costs, the timing of certain expenses and the establishment of additional collaborative agreements, if any.

Overview of Organogenesis Inc.
------------------------------

     Organogenesis Inc. - a tissue engineering company - designs, develops and manufactures medical products containing living cells and/or natural connective tissue. We are the developer and manufacturer of the only mass-produced product containing living human cells to gain US Food and Drug Administration ("FDA") marketing approval. Our product development focus includes living tissue replacements, a cell-based organ assist device and other tissue-engineered products.

Our Lead Product, Apligraf(R)
--------------------------

     Apligraf living skin substitute is FDA approved and marketed for use in the treatment of healing-resistant venous leg ulcers and diabetic foot ulcers. Novartis Pharma AG ("Novartis") has exclusive global Apligraf marketing rights. In August 2000, Apligraf qualified nationally for reimbursement when applied in a hospital outpatient setting. In February 2001, the Health Care Financing Administration classified Apligraf as a biologic for reimbursement purposes when applied in a doctor's office; this facilitates the process of gaining payment for Apligraf in that setting at the local level. In addition to being marketed in the United States, Apligraf is also available in select international markets. In April 2001, Novartis submitted the regulatory filing for marketing approval across the European Union.


Apligraf(R) is a registered trademark of Novartis.

     A pivotal trial is underway to assess the ability of Apligraf to reduce scarring after skin cancer surgery. We expect to complete this trial and submit to the FDA for marketing approval within the next twelve months. As a skin substitute, we believe Apligraf has a number of additional potential uses, including pressure ulcers, burns, epidermolysis bullosa (a genetic skin disorder) and other chronic and acute wounds.

Our Pipeline
------------

     Our research and development pipeline includes a living dermal replacement product candidate, Vitrix. In March 2001, we applied to the FDA for permission to initiate a Vitrix human pivotal trial in deep diabetic foot ulcers. Our pipeline also includes a coronary vascular graft and a liver assist device, both currently in animal studies.

     In March 2001, our Technology Ventures business unit established a collaboration with Royce(R) Medical Company to commercialize certain uses of our engineered collagen technology. In April 2001, the unit submitted to the FDA three 510(k) marketing applications for products composed of our engineered collagen.


Results of Operations
---------------------

     We are currently at a low volume production for Apligraf. Although revenues are ramping-up as evidenced by the quarterly growth of over 25% in each of the past two quarters, we expect production costs to exceed product sales for at least the next nine months due to the high costs associated with low volume production. We expect production volume to increase due to recent Medicare progress with coverage for Apligraf, FDA approval of Apligraf for use in diabetic foot ulcers and expanded Novartis sales and marketing support.

     Revenues

     Total revenues increased 116% to $2,511,000 in the first quarter of fiscal 2001, from $1,161,000 for the comparable quarter last year, due to: significantly higher payments received for units of Apligraf sold to Novartis under the amended collaborative agreement that became effective January 2, 2001; increased unit sales of Apligraf to Novartis; and increased funding received under our NIST research grant. We expect Apligraf commercial sales to continue to increase.

     Costs and Expenses

     Cost of product sales: Cost of product sales increased 50% to $2,196,000 in the first quarter of fiscal 2001, from $1,467,000 for the comparable quarter last year, due to increased unit sales of Apligraf to Novartis. Cost of product sales includes the direct costs to manufacture and package Apligraf and an allocation of our production related indirect costs. Cost of product sales continues to exceed product sales due to the high costs associated with low volume production. We expect production volume to increase and our margins to continue to improve during 2001.

Royce(R) is a registered trademark of Royce Medical Company

     Research and development: Research and development expenses ("R&D") consist of costs associated with research, development, clinical, process development, facilities and engineering support excluding the allocation of our production related indirect costs. These expenses increased 15% to $4,656,000 in the first quarter of fiscal 2001, from $4,042,000 for the comparable quarter last year, due to: increased clinical outside service and consulting costs related to further broadening Apligraf uses; increased process development costs related to manufacturing improvement programs and increased product development costs related to our newly formed Technology Ventures business unit. We expect that R&D expenses will increase moderately during 2001.

     General and administrative expenses: General and administrative expenses ("G&A") include the costs of our corporate, finance, information technology and human resource functions. These expenses decreased 2% to $1,739,000 in the first quarter of fiscal 2001, from $1,782,000 for the comparable quarter last year, due to lower occupancy and consulting costs. We expect that G&A expenses will decrease during 2001 as we expect to use less outside services.

     Other income and expense: Interest income decreased primarily due to the decrease in funds available for investment. Interest expense increased 9% to $520,000 in the first quarter of fiscal 2001, from $479,000 for the comparable quarter last year, due to no interest capitalization during 2001.

     Net Loss

     As a result of the net effects described above, we incurred a net loss of $6,502,000 or $(0.19) per share (basic and diluted), for the three months ended March 31, 2001, compared to $6,422,000, or $(0.21) per share (basic and diluted), before the cumulative effect of change in accounting principle, for the three months ended March 31, 2000, and a net loss effected for the change in accounting principle of $12,764,000 or $(0.41) per share (basic and diluted), for the three months ended March 31, 2000.


Capital Resources and Liquidity
-------------------------------

     Funds Used in Operations

     At March 31, 2001, we had cash, cash equivalents and investments in the aggregate amount of $3,746,000, compared to $12,183,000 at March 31, 2000. Cash equivalents consist of money market funds, which are highly liquid and have original maturities of less than three months. Investments consist of securities that have an A or A1 rating or better with a maximum maturity of two years. Cash used in operating activities was $5,928,000 for the three months ended March 31, 2001, compared to cash provided by operating activities of $1,721,000 for the same period in 2000. The three month period ended March 31, 2000, included $5,000,000 cash received from Novartis in advance of achievement of a milestone related to the diabetic foot ulcer indication.

     Capital Spending

     Capital expenditures were $1,074,000 (of which $524,000 was reimbursed by Novartis) and $1,320,000 during the three months ended March 31, 2001 and 2000, respectively, primarily related to the further build-out of existing facilities to support Apligraf manufacturing. We will continue to utilize funds during 2001 to expand our existing facility in the areas of Apligraf manufacturing, packaging and other process development improvement programs, including funds which we will receive from Novartis to upgrade our manufacturing facility and for the facility investment needed for approval and sale of Apligraf in the European Union.

     Novartis Support

     During the first quarter of 2001, Novartis provided funding support of $972,000 for upgrades to our manufacturing facility and for the facility investment needed for approval and sale of Apligraf in the European Union. We have recorded the full amount of this funding as deferred revenue for the period ended March 31, 2001. Revenue will be recognized over the period that the completed manufacturing facility is used for production of Apligraf to be sold to Novartis. We have spent $524,000 during the three months ended March 31, 2001 and the remaining $448,000 was spent in prior periods.


     Financing

     From inception, we have financed our operations substantially through private and public placements of equity securities, as well as receipt of research support and contract revenues, interest income from investments, sale of products and receipt of royalties. During the three months ended March 31, 2001, financing activities used cash of $1,435,000 primarily due to the purchase of treasury stock totaling $1,368,000 and payment of a term loan for $394,000, partially offset by cash received from the exercise of stock options for $327,000. Financing activities provided cash of $19,483,000 for the three months ended March 31, 2000 primarily from the sale of common stock that generated net proceeds of $15,930,000 and the exercise of stock options that generated $10,127,000, partially offset by the redemption of Series C redeemable convertible preferred stock in cash for $6,180,000.

     Liquidity

     Based upon our current plans, we believe existing cash and cash equivalents at March 31, 2001, together with the proceeds of product and other revenues in 2001 and proceeds available from exercising a portion or all of a $20,000,000 equity security put with Novartis, which is at our discretion, will be sufficient to finance operations through at least the first quarter of 2002. We expect to raise additional funds in 2001 through equity financing. However, this statement is forward-looking and changes may occur that would significantly decrease available cash before such time. Factors that may change our cash requirements include:

o  Sales volume forecasts not achieved;
o Delays in obtaining regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;
o Delays in commercial acceptance and reimbursement when product launches occur;
o  Changes in the progress of research and development programs; and
o Changes in the resources devoted to outside research collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies.

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

Additional Cautionary Considerations
------------------------------------

     We are subject to risks common to entities in the biotechnology industry, including, but not limited to, the following uncertainties:

o    Continued operating losses and the time required to achieve profitability;
o Market acceptance of our products and successful marketing and selling of Apligraf by Novartis;
o Development by competitors of new technologies or products that are more effective than ours;
o    Dependence on our strategic relationships to market our products;
o    Compliance with FDA regulations and similar foreign regulatory bodies;
o Protection of proprietary technology through patents and risks of infringement claims by third parties;
o Manufacture and sale of products in sufficient volume to realize a satisfactory margin;
o    Continued availability of raw material for products;
o    Product quality issues which could lead to product recalls;
o    Dependence on and retention of key personnel;
o    Availability of sufficient product liability insurance;
o    Adequate third-party reimbursement for products;
o    Stock price volatility and fluctuation;
o    Availability of additional capital on acceptable terms, if at all;
o    Affect of anti-takeover measures on the value of our stock;
o Affect of outstanding options, warrants and convertible debt on the value of our stock; and
o Risk of failure of clinical trials for future indications of Apligraf and for Vitrix and other products.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The exposure of market risk associated with risk-sensitive instruments is not material, as our sales are transacted primarily in United States dollars, we invest primarily in money market funds and we have not entered into hedging transactions.

                                 ORGANOGENESIS INC.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

          None

   (b)  Reports on Form 8-K filed during the quarter ended March 31, 2001.

          A current report on Form 8-K dated March 8, 2001, as amended
          April 24, 2001, was filed by the Registrant reporting the following:

          o An announcement that the federal Health Care Financing Administration, which administers Medicare, has classified Apligraf as a biologic for reimbursement purposes when applied in a doctor's office.

          o An announcement of the signing of an amendment, effective January 2, 2001, to the Registrant's 1996 agreement with Novartis AG.

          o  Other matters discussed on a conference call dated
             February 27, 2001.

                              ORGANOGENESIS INC.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Organogenesis Inc.
                              (Registrant)



      Date:   April 26, 2001        /S/ Philip M. Laughlin
                                    -----------------------------------------
                                    Philip M. Laughlin, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



      Date:   April 26, 2001        /S/ John J. Arcari
                                    -----------------------------------------
                                    John J. Arcari, Vice President, Finance and
                                    Administration, Chief Financial  Officer
                                    (Principal Financial and Accounting Officer)