Form 10-K/A
period 2000-12-31
ORGANOGENESIS INC
filed 2001-04-30
CIK 779733

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 TO
                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Common Stock, $.01 value................  American Stock Exchange

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

                                EXPLANATORY NOTE

The purpose of this amendment is to amend and restate Part III of Form 10-K filed on April 2, 2001. The amended and restated items are as follows:
directors of the registrant, executive compensation, security ownership of beneficial owners and management, and certain relationships and related transactions. These items were omitted from the Form 10-K in reliance on instructions included in Form 10-K permitting the Registrant to incorporate such items by reference to the Registrant's proxy statement, provided such proxy statement is filed within 120 days of the Registrant's fiscal year-end. As the Registrant intends to file its proxy statement later than 120 days from its fiscal year-end, it is providing these items as part of this Amendment No. 1 to Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current Directors of the Registrant, together with information furnished by each of them regarding their respective principal occupation, business experience and certain other information are as follows:

                                                    PRINCIPAL OCCUPATION,                            FIRST
                                                     BUSINESS EXPERIENCE                           BECAME A
NAME AND AGE                                          AND DIRECTORSHIPS                            DIRECTOR
----------------------------  ------------------------------------------------------------------  -----------
James J. Apostolakis........  Vice Chairman, President, and Director of Columbia Laboratories            2000
 Age 58                       Inc. since January 1999; Managing Director at Poseidon Capital
                              Corporation,  an investment banking firm, since February of 1998;
                              President  of Lexington  Shipping & Trading Corporation since
                              1973; from 1982 to 1988 Director for Macmillan,  Inc.; from 1989 to 1992 Director of Grow Group, Inc.

Albert Erani................  Founder and Principal of A&E Stores, Inc.                                  1998
 Age 60

David A. Gardner............  President, Gardner Capital Corporation.                                    1999
 Age 53

Philip M. Laughlin..........  Chief Executive Officer of Organogenesis Inc. since January 2000;          1999
 Age 54                       President and Chief Operating Officer since October 1999;
                              President of Cardiac Surgery, Medtronic, Inc. from 1995 to
                              September 1999; President of Clintec Nutrition Company, a joint venture between Baxter International and Nestle, S.A., from 1989 to 1995.

Bernard A. Marden...........  Mr. Marden has been a private investor for the past five years.            1999
 Age 81

Glenn Nussdorf..............  Chairman and Chief Executive Officer of QK Healthcare since 1999;          2000
 Age 46                       President and Chief Executive Officer of Quality King since 1996, and Senior Vice President from 1994 to 1996.

Bjorn R. Olsen, M.D., Ph.D..  Professor of Cell Biology, Harvard Medical School; Chairman,               1994
 Age 60                       Harvard-Forsyth Department of Oral Biology, Harvard School of
                              Dental Medicine.

Marguerite A. Piret.........  President of Newbury, Piret & Company, Inc., an investment                 1995
 Age 53                       banking company, since 1981.

Anton E. Schrafl, Ph.D......  Deputy Chairman of "Holderbank" Financiere Glaris Ltd., a Swiss            1987
 Age 69                       manufacturer of cement, since July 1984; Director of Apogee
                              Technology, Inc.


  The following table sets forth the name, age and current position of each non-director executive officer and each such officer's business experience during the past five years.

Name and Age                                       POSITION AND BUSINESS EXPERIENCE
--------------------------------   ----------------------------------------------------------------
John J. Arcari..................   Vice President, Finance and Administration and Chief Financial
 Age 55                            Officer, Treasurer and Secretary since May 2000; Chief
                                   Financial Officer of Intl.com from September 1999 to April
                                   2000; Chief Financial Officer of Robotic Vision Systems Inc.
                                   from August 1997 to March 1999; Chief Financial Officer of LTX
                                   Corporation from February 1987 to July 1997.


Paul J. DiCicco.................   Vice President Operations since June 2000; Senior Vice
 Age 49                            President Operations of Verdant Brands from August 1999 to June
                                   2000; Vice President and General Manager Operations of Mentor
                                   Urology from May 1994 to August 1999; Director of Manufacturing of C.R. Bard from November 1981 to May 1994.


Nancy L. Parenteau, Ph.D........   Senior Vice President, Research and Development and Chief
 Age 47                            Scientific Officer since August 1995; Vice President, Cell and
                                   Tissue Science from February 1994 to August 1995.


Michael L. Sabolinski, M.D......   Senior Vice President, Medical and Regulatory Affairs since
 Age 45                            August 1995; Vice President, Medical and Regulatory Affairs
                                   from February 1994 to August 1995.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers, and persons who own more than 10% of the Company's common stock to file with the SEC initial reports of beneficial ownership and reports of changes in ownership of the common stock and other equity securities of the Company. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on a review of the copies of such forms received by the Company with respect to the fiscal year ended December 31, 2000, or written representations that no other reports were required, the Company believes that, during the preceding year, directors, officers and persons who own more than 10% of the Company's common stock have complied with all applicable section 16(a) filing requirements, except that Paul DiCicco, who became Vice President of Operations on June 26, 2000, filed a Form 3 in September 2000.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth information for each of the last three years relating to the compensation of the former Chairman and Chief Executive Officer and the other most highly compensated executive officers who received cash salary and bonus in excess of $100,000 during 2000 (collectively, the "Named Executive Officers"):


                                                                                         LONG-TERM
                                                                                        COMPENSATION
            NAME AND PRINCIPAL                                                           SECURITIES
                                                      ANNUAL COMPENSATION                UNDERLYING          ALL OTHER
                                               ------------------------------------         STOCK
                POSITION                       YEAR       SALARY ($)      BONUS ($)       OPTIONS(#)       COMPENSATION($)
                --------                       ----       ----------      ---------       ----------       ---------------

Philip M. Laughlin..........................   2000        325,990               -               -           38,867 (1)
   President and Chief Executive               1999         63,993               -         500,000                   -
   Officer                                     1998              -               -               -                   -



Nancy L. Parenteau, Ph.D....................   2000        221,608          50,000          25,000              900 (2)
   Senior Vice President, Research and         1999        188,896          50,000         155,000              900 (2)
   Development and Chief  Scientific           1998        184,039          65,000          68,750              900 (2)
   Officer



Michael L. Sabolinski, M.D..................   2000        221,608          60,000          25,000              900 (2)
   Senior Vice President, Medical Affairs      1999        188,896          45,000         150,000              900 (2)
   and Regulatory                              1998        185,000          60,000          62,500              900 (2)



John J. Arcari (3)..........................   2000        118,088               -          60,000              900 (2)
   Vice President, Finance and                 1999              -               -               -                   -
   Administration and Chief Financial
   Officer                                     1998              -               -               -                   -


(1) Amounts shown include $37,967 for 2000 related to relocation expenses paid in accordance with Mr. Laughlin's employment agreement and $900 contributed by the company pursuant to its 401(k) Plan.

(2)  Reflects amounts contributed by the company pursuant to its 401(k) Plan.

(3) Mr. Arcari joined the company in May 2000 as Vice President, Finance and Chief Financial Officer. His annual salary for 2000 was set at $180,000.

                       OPTION GRANTS IN LAST FISCAL YEAR

  The following table sets forth information regarding options granted during the year ended December 31, 2000 to the Named Executive Officers:

                                         INDIVIDUAL GRANTS
                              ---------------------------------------
                                 NUMBER     PERCENT OF
                                   OF          TOTAL
                               SECURITIES     OPTIONS                                 POTENTIAL REALIZED VALUE
                               UNDERLYING   GRANTED TO                                AT ASSUMED ANNUAL RATES
                                OPTIONS      EMPLOYEES     EXERCISE                 OF STOCK PRICE APPRECIATION
                                GRANTED      IN FISCAL    PRICE (1)    EXPIRATION       FOR OPTION TERM (2)
                                                                                    ----------------------------
NAME                              (#)          YEAR       ($/SHARE)       DATE         AT 5 %         AT 10 %
----------------------------  ------------  -----------  ------------  -----------  -------------  -------------
Philip M. Laughlin...............       -             -            -             -             -              -
Nancy L. Parenteau, Ph.D.........  25,000          3.59     $13.1250       8/09/10      $205,721     $  521,935
Michael L. Sabolinski, M.D.......  25,000          3.59      13.1250       8/09/10       205,721        521,935
John J. Arcari...................  60,000          8.61      11.3125       5/01/10       426,862      1,081,753

-----------
(1) All options were granted at an exercise price equal to the fair market value of common stock on the date of grant. Options are exercisable in five equal annual installments of 20% each year commencing one year from the date of grant. In addition, the options vest fully in the event of a change in control. See "Compensation Arrangements".

(2) Amounts shown under these columns are the results of calculations of the 5% and 10% rates required by the SEC and are not intended to forecast future appreciation of the stock price. The table does not take into account any appreciation in the price of the common stock to date. This table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2000 and the values of "in-the-money" options.
     (2)

  The following table sets forth certain information regarding options held as of December 31, 2000 by the Named Executive Officers. This table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2000 and the values of "in-the-money" options. (2)

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                   SHARES                                OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                 ACQUIRED ON                         FISCAL YEAR-END (1)          FISCAL YEAR-END (1) (2)
                                                    VALUE       -----------------------------  -----------------------------
NAME                            EXERCISE (#)   REALIZED $ (3)   EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                            -------------  ---------------  ------------  ---------------  ------------  ---------------
Philip M. Laughlin ............       --          $   --           100,000       400,0000         211,500         846,000
Nancy L. Parenteau, Ph.D ......       --              --           301,428        239,077         645,962         175,977
Michael L. Sabolinski, M.D ....     12,208         105,040         379,958        227,419       1,007,702         175,982
John J. Arcari ................       --              --              --           60,000            --              --

----------

(1) Options granted under the 1986 and 1995 Stock Option Plans become exercisable in five equal annual installments of 20% each year commencing one year from the date of grant.

(2) The value of unexercised in-the-money options represents the difference between the closing price of the company's common stock on the American Stock Exchange on December 31, 2000 and the option exercise price.

(3) The value realized represents the difference between the closing price of the company's Common Stock on the American Stock Exchange on the date of exercise and the option exercise price, multiplied by the number of shares acquired on exercise.

COMPENSATION OF DIRECTORS

     Directors who are also officers of the company do not receive any compensation for their services as directors. Directors who are not also officers of the company receive $500 for each Board of Directors meeting attended, $300 for each committee meeting attended and a retainer of $1,750 per quarter. Directors are also reimbursed for out-of-pocket expenses that they incur in connection with the business and affairs of the company.

     Under the 1994 Director Stock Option Plan approved by stockholders in 1994, stock options to purchase 15,000 shares of common stock shall be granted to non-employee directors upon their initial election as a director. In addition, the plan provides for the grant of options to purchase an additional 10,000 shares to each eligible non-employee director on the second Wednesday of March in each even numbered calendar year commencing in 1996. The plan provides that the option price be at fair market value on the date of grant and vest in equal annual installments over a five-year period beginning one year from the date of grant. All options expire ten years from the date of grant. Options for 15,000 shares were granted under the plan in May 2000 to each of Mr. Nussdorf and Mr. Apostolakis, at an exercise price of $8.25 per share. Options for 10,000 shares were granted under the plan in March 2000 to each of Mr. Cresse, Mr. Erani, Mr. Gardner, Mr. Marden, Dr. Olsen, Ms. Piret and Mr. Schrafl, at an exercise price of $18.625 per share.

EMPLOYMENT CONTRACTS, CHANGE-IN-CONTROL ARRANGEMENTS AND COMPENSATION
ARRANGEMENTS


     The company and Philip M. Laughlin entered into a letter agreement that was finalized October 4, 1999 pursuant to which Mr. Laughlin served as President, Chief Operating Officer and member of the Board of Directors. On January 1, 2000, Mr. Laughlin was elected President and Chief Executive Officer. According to the letter agreement, Mr. Laughlin, as President and Chief Operating Officer, is entitled to an annual base salary of $325,000, with annual increases and bonuses to be determined at the discretion of the Board of Directors. Pursuant to the agreement, Mr. Laughlin was granted an option to purchase 500,000 shares of the company's common stock with 100,000 shares vesting on each of the next five anniversaries starting from October 4, 1999. In the event Mr. Laughlin's employment is terminated by the company for any reason other than for justifiable cause or good reason, the company will pay Mr. Laughlin (1) an amount equal to two year's base salary as in effect on the termination date; (2) an amount equal to two times the amount that would have been received as a bonus, but in any event no less than $200,000; (3) a prorated annual incentive amount based on the year prior to termination; (4) continued health, life and disability insurance for one year following the termination date; and (5) all stock options which would otherwise have vested over the next two years from the effective termination date shall vest immediately.


     The company has a Severance Benefits Plan for certain of its executive officers that provides for benefit payments in the event that an officer's employment is terminated involuntarily following a change in control of the company. As defined in the plan, a change in control will occur: (1) in the event that any person acquires 30% or more of the combined voting power of the company's then outstanding securities; (2) if a majority of the Board of Directors changes, unless the change was approved by a vote of at least a majority of the Board of Directors prior to such change; (3) in the event that the stockholders approve a merger or consolidation of the company, other than a merger or consolidation that would result in the voting securities outstanding immediately prior thereto continuing to represent more than 50% of the combined voting power of the voting securities of the company or the surviving entity outstanding immediately after such merger or consolidation, or a merger or consolidation effected to implement a recapitalization of the company in which no person acquires more than 30% of the combined voting power of the company's then outstanding securities; or (4) in the event that the stockholders of the company approve a plan of complete liquidation or the sale of all or substantially all of the company's assets.

     All stock options held by employees, including executive officers, and directors fully vest upon a change in control, as defined above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee is currently comprised of Mr. Erani (chairman), Mr. Apostolakis, Mr. Gardner, Dr. Olsen and Ms. Piret. Mr. Richard Cresse served as a member and the chairman of the Compensation Committee during the period beginning January 1, 2000 through December 31, 2000. Of the five members of the Compensation Committee named above, Albert Erani and David Gardner purchased $2,500,000 and $2,000,000, respectively, of 7%, five-year convertible debentures and warrants to purchase common stock, in a $20,000,000 financing completed March 31, 1999. See "Certain Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of April 20, 2001 with respect to the beneficial ownership of common stock by: (1) each person known to own beneficially more than 5% of the outstanding shares of common stock; (2) each director; (3) each of the executive officers listed in the "Summary Compensation Table" contained in Item 11; and (4) the directors and executive officers as a group:

                                                                             SHARES OF
                                                                           COMMON STOCK       PERCENT OF
                                                                           BENEFICIALLY      COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                                         OWNED (1)       OUTSTANDING
------------------------------------                                        ----------      -------------
North American Management Corp.......................................        2,591,240 (3)       7.5%
 Ten Post Office Square
 Boston, MA 02109
Philip M. Laughlin...................................................          100,000 (3)        *
James J. Apostolakis.................................................          132,105 (4)        *
Albert Erani.........................................................        1,624,222 (5)       4.7%
David A. Gardner.....................................................          758,298 (6)       2.2%
Bernard A. Marden....................................................          956,912 (7)       2.8%
Glenn Nussdorf.......................................................           28,500 (8)        *
Bjorn R. Olsen, M.D., Ph.D...........................................            2,000 (9)        *
Marguerite A. Piret..................................................           60,784 (10)       *
Anton E. Schrafl, Ph.D...............................................          438,215 (11)      1.3%
Nancy L. Parenteau, Ph.D.............................................          359,380 (12)      1.0%
Michael L. Sabolinski, M.D...........................................          433,708 (12)      1.2%
John J. Arcari.......................................................           12,000 (13)       *
All directors and officers as a group (13 persons)...................        4,909,125 (14)     13.6%

* Less than 1%.

(1) Except as otherwise specifically noted, the number of shares stated as being owned beneficially includes shares believed to be held beneficially by spouses, minor children and grandchildren. The inclusion of such shares in this Proxy Statement, however, does not constitute an admission that the named stockholders are direct or indirect beneficial owners of such shares. The number of shares of Common Stock issued and outstanding at April 20,2001 was 34,472,460. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of Common Stock issued and outstanding at April 20, 2001, plus shares of Common Stock subject to options held by such person or entity at April 20, 2001 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as provided below.

(2) Includes 2,475,375 shares based on information provided by North American Management Corp as of April 2, 2001; 86,207 shares of common stock that are subject to conversion of the company's 7%, five-year convertible debentures; 25,000 shares of common stock that are subject to warrants granted in connection with the company's debenture financing and 4,658 shares issued subsequent to April 20, 2001 related to interest on the debentures. Under common forms of discretionary account agreements between investment adviser and client, an investment adviser is vested with authority to dispose of shares. North American is an investment adviser and is thus considered, under Securities and Exchange Commission ("SEC") rules, to be a "beneficial owner." An investment adviser need not have any pecuniary interest to be considered a beneficial owner. Additional shares of common stock may be issued to North American for payment of future interest due on the debentures.

(3) Consists of 100,000 shares of common stock that are subject to outstanding options exercisable within the 60-day period following April 20, 2001.

(4) Includes 3,000 shares of common stock that are subject to outstanding options exercisable within the 60-day period following April 20, 2001.

(5) Includes 7,333 shares of common stock that are subject to outstanding options exercisable within the 60-day period following April 20, 2001; 172,414 shares of common stock that are subject to conversion of the company's 7%, five-year convertible debentures ; and 50,000 shares of common stock that are subject to warrants granted in connection with the company's debenture financing and 9,316 shares issuable subsequent to April 20, 2001 related to interest on the debentures. Does not include 1,500 shares held by Stanmore Associates and 14,000 shares held by Eureka Partners Pension as to which Mr. Erani disclaims beneficial ownership. Additional shares of common stock may be issued to Mr. Erani for payment of future interest due on the debentures.

(6) Includes 3,333 shares of common stock that are subject to outstanding options exercisable within the 60-day period following April 20, 2001; 137,931 shares of common stock that are subject to conversion of the company's 7%, five-year convertible debentures; and 40,000 shares of common stock that are subject to warrants granted in connection with the company's debenture financing.

     Additional shares of common stock may be issued to Mr. Gardner for payment of future interest due on the debentures.


(7) Includes 3,583 shares of common stock that are subject to outstanding options exercisable within the 60-day period options exercisable within the 60-day period following April 20, 2001; 103,448 shares of common stock that are subject to conversion of the company's 7%, five-year convertible debentures; and 30,000 shares of common stock that are subject to warrants granted in connection with the company's debenture financing.

     Additional shares of common stock may be issued to Mr. Marden for payment of future interest due on the debentures.

(8) Includes 3,000 shares of common stock that are subject to outstanding options exercisable within the 60-day period following April 20, 2001.

(9) Includes 2,000 shares of common stock that are subject to outstanding options exercisable within the 60-day period following April 20, 2001.

(10) Includes 59,308 shares of common stock that are subject to outstanding options exercisable within the 60-day period following April 20, 2001.

(11) Includes 131,574 shares of common stock that are subject to outstanding options exercisable within the 60-day period following April 20, 2001.

(12) Represents shares of common stock that are subject to outstanding options exercisable within the 60-day period following April 20, 2001.

(13) Includes 12,000 shares of common stock that are subject to outstanding options exercisable within the 60-day period following April 20, 2001.

(14) Includes 1,118,219 shares of common stock subject to outstanding stock options held by officers and directors that are exercisable within the 60-day period following April 20, 2001; 413,793 shares of common stock that are subject to conversion of the company's 7%, five-year convertible debentures; and 120,000 shares of common stock that are subject to warrants granted in connection with the company's debenture financing.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  As of March 31, 1999, we raised $20,000,000 through the private placement of 7%, five-year convertible debentures and 400,000 warrants to purchase common stock. The debentures are convertible at a fixed price of $14.50 per share and mature on March 29, 2004. The warrants grant the right to purchase one share of common stock at the exercise price of $21.75 for each $50.00 in face value of the convertible debentures at any time before March 30, 2004. Mr. Erani, Mr. Gardner and Mr. Marden, all members of the Board of Directors, purchased $2,500,000, $2,000,000 and $1,500,000, respectively, of the convertible debentures, and North American Management Corporation, a principal stockholder, purchased $1,250,000 of the convertible debentures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Organogenesis Inc.


                              BY: /S/PHILIP M. LAUGHLIN
                                  ---------------------------------
                                  PHILIP M. LAUGHLIN
                                  PRESIDENT AND CHIEF EXECUTIVE
                                  OFFICER
                              Date: April 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       SIGNATURE                           TITLE                               DATE
       ---------                           -----                               ----


/s/Philip M. Laughlin
--------------------------  President and Chief Executive Officer         April 30, 2001
Philip M. Laughlin


/s/John J. Arcari
--------------------------  Chief Financial Officer, Treasurer            April 30, 2001
John J. Arcari              and Secretary (Principal financial
                            officer and principal accounting
                            Officer)

/s/ Albert Erani
--------------------------  Director and Chairman of the Board            April 30, 2001
Albert Erani


/s/ James J. Apostolakis
--------------------------  Director                                      April 30, 2001
James J. Apostolakis



--------------------------  Director                                      April 30, 2001
David A. Gardner


/s/ Bernard A. Marden
--------------------------  Director                                      April 30, 2001
Bernard  A. Marden


/s/ Glenn Nussdorf
--------------------------  Director                                      April 30, 2001
Glenn Nussdorf


/s/ Bjorn R. Olsen
--------------------------  Director                                      April 30, 2001
Bjorn R. Olsen


--------------------------  Director                                      April 30, 2001
Marguerite A. Piret


--------------------------  Director                                      April 30, 2001
Anton E. Schrafl



