Form 10-K
period 2001-12-31
ORGANOGENESIS INC
filed 2002-04-16
CIK 779733

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

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the fiscal year ended December 31, 2001
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $64,706,000 based on the last reported sale price of the company's common stock on the American Stock Exchange as the close of business on March 25, 2002. There were 44,316,276 shares of common stock outstanding as of March 25, 2002, which excludes 250,000 treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                                                     Part of Form 10-K
                                                                                                        into which
                                            Document                                                   incorporated
                                            --------                                                   ------------
Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of
   Stockholders ...................................................................................         III

     With the exception of the portions of the Definitive Proxy Statement for the registrant's 2002 Annual Meeting of Stockholders expressly incorporated into this Report by reference, such document shall not be deemed filed as a part of this Annual Report on Form 10-K.

                                     PART I

         This Form 10-K contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", "continue", or the negative of such terms or other comparable terminology. Forward-looking statements include information on:

      .  Our business outlook and future financial performance;
      . Anticipated profitability, revenues, expenses and capital expenditures; . Anticipated research, development, clinical, regulatory and reimbursement progress;
      . Future funding and expectations as to any future events; and . Other statements that are not historical fact and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.

         Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. The risk and other factors noted under the section "Risk factors" beginning on page 6 and throughout this Form 10-K could cause our actual results to differ materially from the results contained in any forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-K to conform forward-looking statements to actual results.

Item 1.       Business

         Organogenesis Inc. designs, develops and manufactures medical products containing living cells and/or natural connective tissue. We were the first company to develop, manufacture and gain US Food and Drug Administration ("FDA") approval for a mass-produced product containing living human cells. Our lead product, Apligraf(R) living skin substitute, is FDA approved and marketed in the US for two uses: treatment of healing-resistant venous leg ulcers, approved in May 1998, and treatment of healing-resistant diabetic foot ulcers, approved in June 2000. Novartis Pharma AG ("Novartis") has exclusive global Apligraf marketing rights. Our FortaFlex(TM) bioengineered collagen matrix product line includes FortaPerm(TM) tissue support product and FortaGen(TM) tissue repair product. Both FortaPerm and FortaGen are being sold by our sales and marketing team.

         Organogenesis was organized as a Delaware corporation in 1985. Our principal office is located at 150 Dan Road, Canton, Massachusetts 02021. The telephone number is 781/575-1570 and the fax number is 781/575-0440. Our website address is www.organogenesis.com.

Business Strategy

         Our goal is to expand our position as a leading tissue repair and regeneration company. Key elements of our strategy include:

      . Accelerate market penetration of Apligraf: We support the efforts of Novartis, which has global Apligraf marketing rights, to expand the use of Apligraf in the wound care market. Our participation includes raising the awareness of Apligraf's applications and benefits among medical thought leaders by publishing Apligraf-related articles in leading medical journals, as well as

Apligraf(R) is a registered trademark of Novartis.

         participating in professional forums where advances in new treatments are discussed. We also seek to expand the indications for which Apligraf has marketing approval.

      . Improve our manufacturing process for Apligraf: We are continually working to improve our Apligraf manufacturing process to decrease costs and increase our production capacity. For example, we have introduced semi-automated equipment for segments of the process to increase consistency and reliability and have streamlined procedures to increase efficiency.

      . Develop new products utilizing our living cell and bioengineered collagen matrix technologies: We have recently launched two bioengineered collagen matrix products - FortaPerm tissue support and FortaGen tissue repair. We expect to introduce additional products during 2002. We have under development additional bioengineered collagen matrix, as well as living cell, product candidates.

      . Selectively utilize strategic relationships: We intend to efficiently develop and commercialize our products by maintaining a flexible strategy for outsourcing our development, manufacturing and marketing activities. Our strategy focuses our internal efforts on proprietary areas, including the manufacture of Apligraf and certain research and development programs. We seek to outsource functions that are beyond our capacity or where it is more cost effective to do so. For example, we entered into an agreement with Novartis in January 1996 under which Novartis is responsible for the worldwide marketing of Apligraf and we are responsible for its manufacture. Alternatively, we have built our own sales force to sell certain products, including FortaPerm and FortaGen, to targeted markets.

                                    Products and Product Pipeline
---------------------------------------------------------------------------------------------------------------------

  Product or Product Under     Indication/Potential      U.S. Development and       Commercialization
         Development                   Uses                Regulatory Status
---------------------------------------------------------------------------------------------------------------------
                                                  Apligraf
---------------------------------------------------------------------------------------------------------------------

Apligraf                       Diabetic foot ulcers         On market                    Novartis
living skin substitute

                               Venous leg ulcers            On market                    Novartis

                               Skin surgery wounds          Pivotal trial                Novartis

---------------------------------------------------------------------------------------------------------------------
                                             Fortaflex Products
---------------------------------------------------------------------------------------------------------------------

FortaPerm(TM)                  Vaginal prolapse; urinary    On market                    Internal sales force
tissue support                 incontinence; various
                               reconstructive and
                               aesthetic plastic surgery
                               procedures

---------------------------------------------------------------------------------------------------------------------

FortaGen(TM)                   Complex/recurrent hernias;   On market                    Internal sales force
tissue repair                  ostomy reinforcement;
                               muscle flap donor sites

---------------------------------------------------------------------------------------------------------------------

PuraPly(TM)                    Acute and chronic partial    Pilot Marketing underway     Royce Medical Company and
wound dressing                 and full-thickness wounds    by Royce(R)                  internal sales force

---------------------------------------------------------------------------------------------------------------------


Royce(R) is a registered trademark of Royce(R) Medical Company.

---------------------------------------------------------------------------------------------------------------------
  Product or Product Under        Indication/Potential         U.S. Development and           Commercialization
         Development                      Uses                   Regulatory Status
---------------------------------------------------------------------------------------------------------------------
                                      Other Research and Development Programs
---------------------------------------------------------------------------------------------------------------------
FortaFlex Product
rotator cuff repair product    Rotator cuff repair          Marketing clearance          Biomet, Inc.
                               procedures                   granted

---------------------------------------------------------------------------------------------------------------------

FortaFill(TM)                  Tissue augmentation          Under development            Expect to use internal
tissue augmentation            procedures, such as facial                                sales force
                               augmentation

---------------------------------------------------------------------------------------- ----------------------------

Revitix(TM)                    Following laser              Under development            Expect to use internal
regenerative skin complex      resurfacing and deep                                      sales force
                               chemical peel procedures

---------------------------------------------------------------------------------------------------------------------

Vitrix(TM)                     Deep diabetic foot ulcers    Pilot study in deep          Novartis has right to
living dermal replacement      and deep pressure sores      diabetic foot ulcers         purchase option to
product                                                                                  negotiate license
---------------------------------------------------------------------------------------------------------------------

other living wound healing                                  In research
products

---------------------------------------------------------------------------------------------------------------------

Products and Programs
---------------------

         We are utilizing our expertise in living cells and natural connective tissue in our product development. In addition to Apligraf, FortaPerm and FortaGen, we have developed PuraPly(TM) wound dressing product and, with Biomet, a rotator cuff repair product. Development programs include FortaFill(TM) soft tissue augmentation product candidate, Revitix(TM) regenerative skin complex and Vitrix(TM) living dermal replacement product candidate, as well as other living tissue replacements.

Apligraf living skin substitute

         Apligraf was the first mass-produced product containing living human cells to gain FDA marketing approval. Apligraf contains living human skin cells
- keratinocytes and fibroblasts - organized in an epidermal and dermal layer. Apligraf is mass-produced, available to physicians on demand and does not require hospitalization for use.

         Novartis has exclusive global Apligraf marketing rights. In 2001, we amended our license and supply agreement with Novartis to significantly increase the payments we receive for Apligraf units shipped and to provide funding support for certain facility investments and clinical development activities. We obtained FDA marketing approval of Apligraf in the US for use in the treatment of venous leg ulcers in 1998 and for use in the treatment of diabetic foot ulcers in 2000. Novartis also markets Apligraf in select international markets.

         Current and Potential Markets -
         -------------------------------

         Diabetic foot ulcers: Apligraf is FDA-approved for use in the treatment of healing-resistant diabetic foot ulcers. Apligraf has been shown to heal more of these ulcers, and heal them faster, than standard care alone. A common complication of diabetes, foot ulcers afflict up to 800,000 people in the US. Unhealed, these wounds can lead to life-threatening infections and do result in over 80,000 amputations per year. Foot ulcers are also a leading cause of hospitalization among diabetics. The treatment of diabetic foot ulcers and the expenses of diabetes-related amputations are estimated to cost the US healthcare system over $1 billion per year.

         Venous leg ulcers: Apligraf is also approved and marketed in the US for the treatment of healing-resistant venous leg ulcers, chronic wounds caused by poor blood circulation. Apligraf has been shown to heal more of these ulcers, and heal them faster, than standard care alone. Venous leg ulcers afflict approximately 500,000 people in the US. They can take six months or longer to heal. Data have been published on the cost-effectiveness of Apligraf in the treatment of hard-to-heal venous leg ulcers.

         Other potential markets: As a living skin substitute, Apligraf has a number of additional potential uses, including pressure ulcers, burns, epidermolysis bullosa (a genetic skin disorder) and other chronic and acute wounds. For example, we currently have a pivotal trial underway to assess the ability of Apligraf to reduce scarring following skin cancer surgery. We expect to complete this trial during 2002.

         Reimbursement - In August 2000, the Centers for Medicare & Medicaid
         -------------
Services, or CMS, formerly known as the Health Care Financing Agency, placed Apligraf on the Outpatient Prospective Payment System list. This qualified Apligraf for reimbursement by Medicare when applied in the hospital outpatient setting, such as hospital-affiliated wound care clinics. In February 2001, the CMS classified Apligraf as a biologic for reimbursement purposes when used in a doctor's office. In January 2002, a permanent code was published for Apligraf in the American Medical Association's coding book. Apligraf is currently being reimbursed by Medicare in the hospital, hospital outpatient and doctor's office settings in all 50 states.

Bioengineered Collagen Matrix Products and Product Candidates

         We have developed an acellular, collagen-based technology, called FortaFlex, that results in a strong sheet of highly purified collagen. We have optimized our FortaFlex-based products for the strength and tissue interaction requirements of specific applications. FortaFlex products are sold through our own sales force and through collaborations with Royce Medical Company and Biomet, Inc.

         FortaPerm - We have used our FortaFlex technology to develop a tissue
         ---------
support product called FortaPerm. In June 2001, the FDA granted 510(k) marketing clearance for FortaPerm for broad use in soft tissue reinforcement applications. A 510(k) filing demonstrates that a medical device is as safe and effective as other devices that are legally marketed for the same purpose or procedure. Initial target applications for FortaPerm include the treatment of vaginal prolapse, urinary incontinence and various reconstructive and aesthetic plastic surgery procedures. Each year in the US there are approximately 350,000 uro-gynecological procedures and 200,000 plastic surgery procedures for which FortaPerm is targeted. We began commercializing FortaPerm in October 2001.

         FortaGen - We have used our FortaFlex technology to develop a tissue
         --------
repair product called FortaGen. In August 2001, the FDA granted 510(k) marketing clearance for FortaGen for broad use in soft tissue reinforcement applications. Initial target applications for FortaGen include complex/recurrent hernias, ostomy reinforcement and muscle flap donor sites. Each year in the US there are approximately 250,000 procedures to treat complex/recurrent hernias, 150,000 ostomy reinforcement procedures and

20,000 muscle flap donor site procedures for which FortaGen is targeted. We began commercializing FortaGen in January 2002.

         PuraPly - In June 2001, the FDA granted 510(k) marketing clearance for
         -------
our FortaFlex-based product, PuraPly, for use as a wound dressing in the management of acute and chronic, partial and full-thickness wounds. We have entered into a collaboration agreement with Royce Medical Company that grants Royce the right to market PuraPly to the US non-hospital market.

         FortaFill - We are developing a FortaFlex-based product candidate,
         ---------
FortaFill, for use in soft tissue augmentation procedures, such as facial augmentation. Each year in the US, there are approximately 500,000 procedures for which FortaFill may have application.

         Collaboration with Biomet, Inc. - In August 2001, we entered into a
         ------------------------------
collaboration agreement with Biomet, Inc. that grants Biomet the worldwide exclusive right to distribute, market and sell co-developed FortaFlex-based orthopedic and periodontal products in exchange for a percentage of the product's net selling price. Additionally, Biomet agreed to provide us with funding for product development. The initial development project of this collaboration is a rotator cuff repair product. In March 2002, the FDA granted 510(k) marketing clearance for this product. Each year in the US, there are approximately 200,000 rotator cuff repair procedures.

Revitix

         We are developing Revitix, a topical skin preparation to accelerate the rejuvenation of skin for use following laser resurfacing and deep chemical peel procedures. Each year in the US there are approximately 200,000 such procedures for which Revitix may have use. The proprietary topical formulation of Revitix includes a complex array of cytokines and growth factors that we obtain in large quantities during the manufacturing of Apligraf. Revitix provides a more complete array of growth factors than those produced by dermal fibroblasts or epidermal keratinocytes alone.

VITRIX Living Dermal Replacement Product Candidate

         Deep wounds involve loss of dermis, the skin's lower layer. Dermal tissue contributes to wound healing. It also plays an important role in healing quality. Because dermal tissue, once lost, is not regenerated by the body, a need exists for living dermal replacement products. VITRIX living dermal replacement product candidate is a single layer product containing living human dermal cells, or fibroblasts, and dermal structural protein, or collagen. Because VITRIX is a single, dermal layer, it can be folded upon itself and inserted into deep wounds. Potential applications for VITRIX include deep diabetic foot ulcers and deep pressure sores, such as those extending through skin to underlying bone, ligament or tendon. We initiated a pilot trial with VITRIX in deep diabetic foot ulcers in the third quarter of 2001. A 2001 amendment to our Novartis license and supply agreement granted Novartis the right to purchase an exclusive option to negotiate terms to license VITRIX, as well as a second living dermal replacement product currently in research. We are developing other living wound healing products.

Longer-Term Research and Development Programs

         We are actively seeking third party funding for several of our longer-term programs. These include: our collagen-based off-the-shelf coronary vascular graft, our liver assist device and a pancreatic islet cell research program.

Recent Developments

         On February 25, 2002, we implemented a 16% reduction of workforce, which we anticipate will reduce costs by approximately $5 million per year and which primarily impacted our research and development areas for our coronary vascular graft, liver assist device and pancreatic islet cell programs. We expect this reduction to help us meet our financial goals. In the first quarter of fiscal 2002, we reserved approximately $406,000 related to severance of 37 employees.

         On March 21, 2002, we completed a private placement of 100,000 shares of Series D convertible preferred stock, with rights to acquire an additional 20,000 shares of Series D convertible preferred stock and 7,241,376 shares of common stock, with warrants to acquire 3,620,686 shares of common stock to a select group of institutional investors yielding net proceeds of approximately $15,500,000.

         In April 2002, Steven Bernitz was promoted to President and Chief Executive Officer. Mr. Bernitz has spearheaded our transition into a vertically integrated medical products company focused on tissue repair and regeneration. He also led our recent financing and restructuring efforts. He succeeded Michael Sabolinski, M.D., who is serving as Executive Vice President, Medical and Regulatory Affairs, and Chief Medical and Scientific Officer. In this key role, Dr. Sabolinski is leading our medical, scientific and regulatory efforts.

Risk factors
------------

         Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. You should also refer to the other information included in or incorporated by reference into our public filings with the Commission, including our consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us. If any of the following risks actually occurs, our business, operating results or financial condition could be materially adversely affected, the trading price of our common stock could decline and you could lose all or part of your investment.

         We have a history of losses, we expect to continue to incur losses and our future profitability is uncertain.

         The independent auditor's report for the year ended December 31, 2001 includes an explanatory paragraph stating that we have incurred recurring losses from operations, have a net capital deficiency, and have long-term debt that may become immediately due upon an event of default that raises substantial doubt about our ability to continue as a going concern.

         We have incurred significant operating losses in funding the research, development, testing and marketing of our products in every year of our existence. We incurred net losses of $28,350,000 for the year ended December 31, 1999, $28,605,000 for the year ended December 31, 2000 and $30,094,000 for the year ended December 31, 2001. The extent of future losses and the time required to achieve profitability are highly uncertain, and we may never achieve a profitable level of operations or, even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

         If we cannot raise additional funds, we may be required to curtail or discontinue our activities.

         Based upon our current forecasts, we believe that net proceeds of approximately $15,500,000 received subsequent to December 31, 2001 from the private placement of convertible preferred stock and common stock to a select group of institutional investors, together with product and other revenues, will be sufficient to finance operations through the first quarter of 2003. This projection is based on assumptions regarding our operating cash requirements and revenues from sales of Apligraf and other products, any of which could prove to be incorrect. Our research, development, manufacturing and other activities may require that we raise substantial additional funds. We may not be able to obtain additional funding on terms favorable to us or our stockholders, if at all.

         Factors that may increase our cash requirements above our forecasts or require us to raise additional funds include:

         .    failure to achieve sales volume forecasts;

         . delays in obtaining regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;

         . delays in commercial acceptance and reimbursement when product launches occur;

         . changes in the progress of research and development programs or initiation of new programs;

         . payments of accrued interest under our convertible debt outstanding in cash if we are not permitted to make such payments in stock;

         . payments made under the purchase of technology assets from Baxter Healthcare Corporation that we expect to make in January 2003;

         . changes in the resources devoted to outside research collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies; and

         . acceleration of the convertible subordinated promissory note that we issued to Novartis in October 2001, which could occur if we default on our obligations under the note.

         Although we have a contractual put option to sell an additional $10 million of our securities to Novartis, we must satisfy a number of conditions in order to exercise that option. If we do not satisfy these conditions and Novartis is unwilling to waive any unsatisfied conditions, we will be unable to sell additional securities to Novartis pursuant to the put option (see "Related Party Transactions with Novartis" note). In addition, even if we satisfy the conditions, the closing would occur no sooner than 90 days following the day we send the put option exercise notice. If adequate funds are not available to us when needed, we will be required to delay, scale back or eliminate our programs or license to third parties products or technologies that we would otherwise undertake to develop ourselves and otherwise reduce our level of operations.

         We have entered into collaboration agreements with Novartis and other parties to market our products and we may enter into additional collaboration agreements in the future. If these parties do not perform their obligations or terminate these agreements, it will impair our ability to commercialize our products.

         We have limited experience in sales, marketing and distribution. For this reason, we have developed long-term strategic relationships with parties that have marketing and sales forces with technical expertise and distribution capability necessary to commercialize certain of our products. We entered into a license and supply agreement with Novartis pursuant to which we granted to Novartis exclusive, worldwide marketing rights for our lead product, Apligraf.

         Our revenues will depend substantially upon the efforts of Novartis, which may or may not be successful in marketing and selling Apligraf. We cannot control the amount and timing of resources that Novartis may devote to marketing and selling Apligraf or its ability or willingness to continue its investment in such activities. Our license and supply agreement with Novartis will terminate when Novartis no longer has any payment obligations to us under the agreement. The payment obligations under the agreement terminate with respect to a particular country upon the later of (1) the expiration of the patent rights related to Apligraf in that country, or (2) 10 years after the first commercial sale in that country following governmental marketing approval or clearance in that country. Payment obligations with respect to sales of Apligraf in the United States would thus terminate no earlier than 2013. The license and supply agreement may be terminated sooner for various reasons, including:

         . if either party commits a material breach of the terms of the agreement;

         .    if either party becomes insolvent or files for bankruptcy;

         . if Novartis discontinues the development of Apligraf including for reasons of safety or efficacy; or

         . if a competitor of Novartis acquires substantially all of our assets or 40% or more of our voting stock.

         For any number of reasons, we may not be able to maintain a successful long-term strategic relationship with Novartis. If Novartis does not perform its obligations as expected or if Novartis has a strategic shift in its business focus, it would be difficult for us to continue to expand sales of or successfully commercialize Apligraf. Our failure to achieve broad use of Apligraf in the market would hurt our ability to generate revenues and any future profits.

         To the extent that we are unable to maintain our relationship with Novartis, we may need to reach agreement with another partner or may require more capital and resources to undertake a commercialization program for Apligraf at our own expense. In addition, we could encounter significant delays in introducing Apligraf into target markets or find that the commercialization of Apligraf in those markets is adversely affected by the absence of a strategic relationship with a pharmaceutical or medical products company.

         We have also entered into collaboration agreements with Biomet, Inc. for the development and marketing of orthopedic and periodontal applications of our FortaFlex technology and with Royce Medical Company for the sale of our PuraPly product in non-hospital settings.

         We produce Apligraf at a single location and, if we were unable to utilize this facility, we would not be able to manufacture and sell Apligraf for approximately two years.

         We produce Apligraf at a single manufacturing facility located in Canton, Massachusetts. Damage to our manufacturing facility due to fire, contamination, natural disaster, power loss, unauthorized entry or other events could cause us to cease the manufacturing of Apligraf. If our manufacturing facility were destroyed, it would take approximately two years to rebuild and qualify another viable manufacturing facility, and we would not be able to sell Apligraf during the intervening period. In addition, if our manufacturing facility fails to comply with FDA and other regulatory requirements, we would be required to suspend the manufacturing of Apligraf.

         If we cannot increase our manufacturing capacity for larger-scale production, we will not be able to earn substantial revenues from the sale of Apligraf.

         We have been producing Apligraf for commercial sale since the second half of 1997. However, as the demand for Apligraf increases, we must further transition from small-scale to full-scale production of our products. If we do not make the full-scale transition successfully, we will not be able to satisfy the demand for our products and our results of operations will be hurt.

         Because the manufacturing process for Apligraf is complicated and time-consuming, we may experience problems that would limit our ability to manufacture and sell Apligraf, which would negatively impact our results of operations.

         As with any manufactured product, problems can occur during our production processes for Apligraf. These problems can result in increased product scrap, which can reduce our operating margins. These problems could also require us to delay Apligraf shipments, recall previously shipped product or be unable to supply Apligraf for a period of time, all of which could negatively impact our results of operations. We have on occasion instituted product recalls, which were not material. Contamination or defects could result in a material recall in the future, which could adversely affect our results of operations.

         Our markets are competitive and our competitors could develop more effective products.

         We are engaged in the rapidly evolving and competitive field of tissue engineering for the treatment of skin wounds and other medical needs. Our competitors in the field of wound care include tissue engineering companies, xenotransplant companies, wound care divisions of major pharmaceutical companies and other pharmaceutical, biotechnology and medical products companies using traditional technologies to develop products for wound care. Three of our competitors are Ortec International, Inc., Advanced Tissue Sciences, Inc. and Ortho-McNeil Pharmaceutical, an affiliate of Johnson & Johnson. Our FortaFlex based products compete with autologous tissue, cadaveric tissue, synthetic products, animal-derived tissue and other biomaterials. Competing companies in this field include C.R. Bard, Inc., Boston

Scientific Corporation, Cook Biotech, Johnson & Johnson and Mentor Corporation. Some of our competitors have much greater resources, research and development staffs and facilities, experience in conducting clinical trials and obtaining regulatory approvals and experience in the manufacturing, marketing and distribution of products than we do. Our competitive position is based upon our ability to:

         . create and maintain scientifically-advanced technology and proprietary products and processes;

         .    attract and retain qualified personnel;

         .    obtain patent or other protection for our products and processes;

         .    obtain required government approvals on a timely basis;

         .    manufacture products on a cost-effective basis; and

         .    successfully market products.

         If we are not successful in meeting these goals, our business could be hurt. Our competitors may succeed in developing technologies, products or procedures that are more effective than any that we are developing or that would render our technology and products obsolete, noncompetitive or uneconomical. One of our competitors, Advanced Tissue Sciences, received FDA approval in October 2001 for a tissue-engineered, living dermal substitute for the treatment of chronic diabetic foot ulcers. This product directly competes with Apligraf.

         We may not successfully develop and market our products and products under development and, if we do not, we will not achieve profitability.

         Our products are subject to the risks of failure inherent in the development of innovative health care technologies and the marketing of medical products based on these technologies. These risks include the possibility that:

         . we may not be able to obtain third party funding for several of our longer-term research and development programs;

         . our products will be found to be unsafe, ineffective or cause adverse reactions or will otherwise fail to meet or maintain applicable regulatory standards or receive necessary regulatory clearances;

         . third parties will market superior or equivalent products or that our products will not gain broad acceptance by the medical community;

         . our products will be difficult or uneconomical to manufacture and market on a large scale;

         . our products will fail to achieve or be delayed in achieving acceptable insurance or other third-party reimbursement; or

         . proprietary rights of third parties will preclude us from marketing our products.

         Our business results will be hurt if we are unable to demonstrate to the medical community the efficacy, relative safety and cost-effectiveness of treating patients with our products or if our products are not accepted as alternatives to other existing or new therapies. Any future negative events or unfavorable publicity involving the use of our products could also adversely affect the acceptance of our products.

         Our ability to develop, manufacture and market our products depends upon our compliance with government regulations and obtaining governmental approvals to market our products.

         Our present and proposed products are subject to extensive and rigorous regulation by governmental authorities in the United States and other countries. To clinically test, produce and market medical products for human use, we must satisfy requirements established by the FDA and comparable foreign regulatory agencies. Typically, those rules require that products be approved by the government agency as safe and effective for their intended use prior to being marketed. The approval process is expensive, time consuming and subject to unanticipated delays. Our product candidates may not be approved. For example, although Apligraf is regulated as a medical device in the United States, the European Union regulates Apligraf as a drug, which may subject the product to a more extensive regulatory approval process than that in effect for medical devices. In April 2001, Novartis submitted Apligraf for marketing approval across the European Union through the European Medical Evaluation Agency, or EMEA. With our concurrence, Novartis withdrew its application for marketing approval in November 2001 to give us time to complete the portion of our manufacturing facility that would be used to produce Apligraf and to meet other European regulatory requirements. Novartis has agreed with us to use commercially reasonable efforts to resubmit the application for EMEA regulatory approval as soon as reasonably practical, but we cannot be certain when this will occur, if at all. There can be no assurance that we will obtain EMEA approval for Apligraf on a timely basis, if at all. The FDA and comparable foreign regulatory agencies may withdraw our product approvals for failure to comply with regulatory standards for unforeseen problems with the products.

         We must test our products to determine their safety and efficacy before a submission may be filed with the FDA to obtain authorization to market regulated products. In addition, the FDA imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as adherence to labeling, good manufacturing practices, record keeping and reporting requirements. Numerous regulations also govern the storage and marketing of our products. The FDA and foreign regulatory authorities have limited experience with some of our technology and products. As a result, our products are susceptible to requests for clinical modifications or additional supportive data, or changes in regulatory policy, which could substantially extend the test period for our products resulting in delays or rejections. Even after substantial time and expense, we may not be able to obtain regulatory product approval by the FDA or foreign authorities for a product or clinical indication. The FDA also may require post-marketing testing and surveillance programs for an approved product. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals or could negatively affect the marketing of our existing products. We would not be able to commercialize our products as planned and our operating results would be hurt if:

         . the regulatory agencies find our testing protocols to be inadequate;

         . the appropriate authorizations are not granted on a timely basis, or at all;

         . the process to obtain authorization takes longer than expected or we have insufficient funds to pursue those approvals;

         .    we lose previously-received authorizations; or

         .    we do not comply with regulatory requirements.

         We are the sole-source manufacturer of Apligraf and have contracted with a third party to manufacture our FortaFlex line of products. We are required to maintain our manufacturing facility in compliance with the FDA's good manufacturing practices/quality systems regulations. Manufacturing facilities are usually subject to an FDA inspection before a new product is approved and are subject to continual review and periodic inspection. The discovery of previously unknown problems with our or our contract manufacturer's manufacturing processes could result in restrictions on the applicable product or withdrawal of the product from the market. Foreign regulatory agencies can also impose manufacturing controls and inspections. We may not be able to maintain the necessary regulatory approvals for our manufacturing operations or manufacture our products in a cost-effective manner. If we are unable to manufacture potential products independently or obtain or retain third party manufacturing on commercially acceptable terms, our submission of products for final regulatory approval and initiation of marketing would be delayed. This, in turn, may prevent us from commercializing product candidates as planned, on a timely basis or on a profitable basis.

         Medical and biopharmaceutical research and development involves the controlled use of hazardous materials, such as radioactive compounds and chemical solvents. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of those materials and waste products. In addition, we handle and dispose of human tissue. Although we believe that our safety procedures for handling these materials are adequate, we could be liable for damages if accidental contamination or injury were to occur. We do not maintain insurance for damages arising from accidental contamination or injury.

         We have limited independent marketing experience and therefore may be unable to commercialize products for which we have not established collaborative relationships. If we are not successful in marketing these products, we will not realize substantial, if any, revenue from sales of these products.

         We commenced the commercialization of FortaPerm in October 2001 and of FortaGen in January 2002. Prior to commencement of marketing and sales activities for our FortaFlex line of products, we had no experience in commercializing medical products independently. Due to our inexperience in commercializing our own products, we may not be successful in selling these or other products directly to doctors and hospitals without the assistance of a strategic partner. These commercialization efforts will require investments for marketing and sales infrastructure and will require us to incur additional operating expenses on an ongoing basis. If we are not successful in these commercializing efforts, we will not realize product revenues and our financial condition will be harmed.

         We rely heavily upon patents and proprietary technology that we own and that we license from others. If third parties violate our intellectual property rights or those intellectual property rights that we license from others, we may not be able to compete in the market.

         We rely upon our portfolio of patents, patent applications and licenses to patents and patent applications relating to living tissue products, organ assist treatments and other aspects of tissue engineering. We currently have rights in 18 patents issued in the United States, 10 patents issued in Europe and 7 patents issued in Japan. As part of our continuing interest in protecting our intellectual property rights, we have filed and are prosecuting 17 other patent applications in the United States. We license some of our technologies under an exclusive patent license agreement with the Massachusetts Institute of Technology ("MIT"). The agreement with MIT covers US patents and corresponding patents in Europe and Japan. We license one of the key US patents directed to our lead product Apligraf under the MIT agreement. This patent expires in 2006 and the other key US patent underlying the Apligraf technology, which we own, expires in 2013. Pursuant to the MIT agreement, MIT granted us an exclusive, worldwide license to make, use and sell the products covered by its patents and to practice the procedures covered by its patents. Additionally, we have purchased intellectual property related to our liver assist device program from Baxter Healthcare Corporation. This intellectual property includes two issued US patents and one pending US patent, as well as corresponding international patents.

         We aggressively patent and protect our proprietary technologies. However, additional patents may not be issued to us from our domestic or foreign patent applications. Third parties may challenge, invalidate or design around our patents. Third parties may infringe or independently develop either the same or similar technology as that covered by our patents or those patents licensed to us. Similarly, our patents may not provide us with meaningful protection from competitors and, as a result, our competitors could compete more directly with us.

         In addition to our patent portfolio, we rely upon unpatented proprietary technology, know-how and trade secrets and seek to protect them through confidentiality agreements with employees, consultants and advisors. We request that any corporate sponsor with which we enter into a collaborative agreement do so as well. If these confidentiality agreements are breached, we may not have adequate remedies for the breach. In addition, third parties may independently develop or otherwise acquire substantially the same proprietary technology as our technology and trade secrets.

         We have relationships with a number of academic consultants who are not employed by us. Accordingly, we have limited control over their activities and can expect only limited amounts of their time to be dedicated to our activities. These persons may have consulting, employment or advisory arrangements with other entities that may conflict with or compete with their obligations to us. Our consultants typically sign agreements that provide for confidentiality of our proprietary information and results of studies. However, in connection with every relationship, we may not be able to maintain the confidentiality of our technology. The dissemination of our technology could hurt our competitive position and results of operations. To the extent that our scientific consultants independently develop inventions or processes that may be applicable to our proposed products, disputes may arise as to the ownership of the proprietary rights to that information. We may not prevail in these disputes.

         Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. If we are unsuccessful in protecting our intellectual property rights, sales of our products would suffer and our ability to generate revenues could be severely impacted.

         Claims by third parties that our patents are invalid or that our products or production methods infringe their rights could prevent us from selling our products or subject us to substantial costs and liabilities.

         Third parties may claim that our products or production methods infringe upon their intellectual property rights. This risk is exacerbated by the fact that the validity and breadth of medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. While we are not currently aware of any pending or threatened claim of infringement, our competitors or other third parties may assert in the future that our products or the methods we employ are covered by their patents. For example, we are aware of issued patents in the markets we currently serve and propose to serve that are held by third parties. We do not license or have other rights to these patents. We believe that the manufacture, use or sale of Apligraf does not and would not infringe any valid patents of these third parties and that other defenses would be available to us if a third party brought a claim relating to these patents against us. As we do not license or have other rights to these patents, if we were forced to defend infringement litigation, a court might disagree with our view and we might not be able to establish invalidity or non-infringement. In particular, establishing invalidity requires clear and convincing evidence sufficient to overcome the presumption of validity that issued patents enjoy by law.

         In addition, because patent applications can take many years to issue, there may be currently pending applications of which we are unaware, that may later result in issued patents which our products may infringe. There could also be existing patents of which we are not aware that our products may infringe.

         If an infringement lawsuit were to be asserted against us and we lost, a court could require us to pay substantial monetary damages. Moreover, a court could prevent us from selling the infringing product unless we obtained a license to use the technology covered by the patents or redesigned our product to avoid infringement. A license may not be available at all or on terms acceptable to us, or we may not be able to redesign a product to avoid infringement. Modification of a product or development of a new product could require us to conduct additional clinical trials and to revise our filings with health regulatory agencies, which could be time-consuming and expensive. We would be materially harmed if we were unable to successfully defend against infringement litigation, were unable to obtain any required license or sublicense to a patent that we were held to infringe or were unable to design around the asserted patent.

     If we are unable to obtain adequate sources of supply of the raw materials, components and specialized equipment needed to manufacture Apligraf, our ability to continue generating revenue from sales of Apligraf will be impaired.

     We obtain the raw materials, components and specialized equipment used to manufacture Apligraf from numerous suppliers. Three components are currently obtained from sole-source suppliers. We maintain an inventory of the necessary raw materials, components and specialized equipment that we believe is sufficient to avoid a disruption in the production of Apligraf in the event of the temporary unavailability of these raw materials, components and specialized equipment. Because the FDA approval process requires manufacturers to specify their proposed materials of some components in their applications, FDA approval of a new material would be required if a currently approved material became unavailable from a supplier. If one or more of our suppliers ceased production of the necessary raw materials, components and specialized equipment of Apligraf, however, we would need time to qualify replacement suppliers and the manufacture of Apligraf could be disrupted.

     The components used to manufacture Apligraf that we obtain from sole-source suppliers are (1) insulin, a growth hormone, (2) media, a liquid used to provide nutrients to Apligraf as the cells grow, and (3) transferrin, a plasma protein. If our supply of any one of these components were interrupted, we would be unable to manufacture Apligraf. We believe that it could take up to one year to qualify another supplier. We are currently attempting to qualify alternative suppliers. To date, we have not experienced difficulty in obtaining any of the components necessary to manufacture Apligraf. We believe that a number of alternate suppliers could provide the raw materials and components used to manufacture Apligraf.

     The thermo-formed tray assembly that we use in the manufacturing process of Apligraf is a specialized piece of equipment that is available to us under a supply arrangement with only one manufacturing source. If we are unable to obtain adequate supplies of thermo-formed tray assemblies to meet future Apligraf manufacturing needs or if we cannot obtain those assemblies on a cost-effective basis, our operations would be hurt.

     We also use collagen, a protein obtained from animal source tissue, as another significant material required to produce our products. We have developed a proprietary method of procuring our own collagen that we believe is superior in quality and strength to collagen available from commercial sources. We may not be able to obtain adequate supplies of animal source tissue, or to obtain this tissue from animal herds that we believe do not involve pathogen contamination risks, to meet our future needs or on a cost-effective basis.

     Interruptions in our supply of raw materials, components and specialized equipment may occur in the future or we may have to obtain alternative vendors for these items. Any significant supply interruption could adversely affect the production of Apligraf or other products and delay our product development or clinical trial programs. These delays would have an adverse effect on our revenues.

     We depend on our key personnel to manage our business and maintain our competitive position.

     We are highly dependent upon the principal members of our management team. We do not have employment agreements with these key personnel. Furthermore, we do not maintain key-man life insurance for our key personnel. The loss of the services of any of our key personnel could adversely affect our ability to develop and market our products, to obtain necessary regulatory approvals, to achieve our business objectives, to raise additional funds and to attract strategic and collaborative partners. We have a search underway for a Chairman of the Board.

     Because of the specialized nature of our business, our success will depend upon our ability to attract and retain highly qualified personnel. The competition for experienced personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions is intense. If we are unable to continue to attract and retain highly qualified personnel, our competitive position could be hurt.

     We may incur material losses and costs as a result of product liability claims that may be brought against us and our insurance may not be sufficient to cover damages.

     Our business exposes us to potential liability risks that are inherent in the testing, manufacturing, marketing and sale of medical products. The use of our products and product candidates, whether for clinical trials or commercial sale, may expose us to product liability claims or product recall and possible adverse publicity. These claims could be based on, among other things, the presence of any impurity or pathogen in any of our products. Our products are derived from human and animal products, must be handled numerous times during the production process and, in the case of our living cell products, cannot be manufactured subject to final sterilization, all of which increase the risk that an impurity or pathogen could be present. Although we have product liability insurance coverage, the level or breadth of our coverage may not be adequate to fully cover potential liability claims. In addition, we may not be able to obtain additional product liability coverage in the future at an acceptable cost. A successful claim or series of claims brought against us in excess of our insurance coverage and the effect of product liability litigation upon the reputation and marketability of our technology and products could harm our business.

     Our business is subject to the uncertainty of third-party reimbursement and health care reform measures which may limit market acceptance.

     In both domestic and foreign markets, our ability to commercialize our products and product candidates depends, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. Third-party payors increasingly challenge the price and cost-effectiveness of medical products. If our products are not considered cost-effective, third-party payors may limit reimbursement. Government and other third-party payors increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. Use of Apligraf for indications other than those approved by the FDA remains subject to uncertainties regarding third-party reimbursement. If government and third party payors do not provide adequate coverage and reimbursement levels for uses of Apligraf or any of our other products, the market acceptance of those products would be limited.

     There have been a number of federal and state proposals during the last few years to subject the pricing of pharmaceuticals to government control and to make other changes to the US health care system. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for health care goods and services may take in response to any health care reform proposals or legislation. We cannot predict the effect that health care reforms may have on our business.

     We may face interruptions in the production and shipping of our products due to delays or stoppages in transportation, mail or related services.

     Delays or stoppages in transportation, mail or other related services within the United States and throughout the world may prevent us from shipping our products to our customers resulting in lost sales. Because Apligraf is a living tissue and can only be stored for limited periods of time, customers typically purchase Apligraf on an as-needed basis and we must ship Apligraf using overnight carriers. The inability to ship Apligraf also results in the loss of inventory as the production of a batch of Apligraf cannot be stopped and restarted. The inability to ship our products and the resulting expense of lost inventory could have a material adverse effect on our business, results of operations and financial condition.

     Our stock price has been volatile, and can fluctuate significantly based on events that are not in our control and general industry conditions. This volatility may make it more difficult to realize a gain on an investment in our stock.

     The biotechnology sector is vulnerable to abrupt changes in investor sentiment. Stock prices of companies in the biotechnology industry, including us, can swing dramatically, with little relationship to operating performance. Our stock price may be affected by a number of factors including, but not limited to:

     .    lack of sales volume growth;

     . clinical trial results, regulatory decisions and other product development events;

     .    the outcome of litigation;

     .    decisions relating to intellectual property rights;

     .    the entrance of competitive products into our market;

     . changes in reimbursement policies or other practices related to the pharmaceutical industry;

     .    other industry and market changes or trends;

     .    the timing of approval and commercialization of our products;

     .    the results of research or scientific discoveries by us or others;

     .    new technological innovations;

     .    developments concerning technology rights; or

     .    public perception regarding the safety and efficacy of our products.

     During the period from January 1, 2001 to April 10, 2002, the price of our common stock has ranged from $1.10 to $12.44 per share. These fluctuations can occur due to events outside of our control, regulatory actions such as government approval of products or reimbursements and general market conditions affecting the biotechnology sector or the stock market generally. Fluctuations in our financial performance from period to period, the issuance of analysts' reports and general industry and market conditions also may have a significant impact on the market price of our common stock.

     If we cannot meet the American Stock Exchange maintenance rules and requirements for continued listing, the American Stock Exchange may delist our common stock, which would negatively impact the price of our common stock and the ability to sell our common stock.

     Our common stock is listed on the American Stock Exchange, or AMEX. The AMEX rules provide that the AMEX will consider delisting when a company has, among other things, (a) sustained losses in two of its three most recent fiscal years and has stockholders' equity of less than $2 million or (b) sustained losses from continuing operations and/or net losses in each of its five most recent fiscal years. We currently do not satisfy these criteria. In December 2001, the AMEX agreed to continue our listing pending a review of our progress in meeting these criteria as reflected in this filing on Form 10-K. We agreed to raise additional funds in the first quarter of 2002, and to report back to the AMEX by April 2002 regarding our progress in raising capital and meeting projected operating results. We believe that the net proceeds of approximately $15.5 million from our sale of equity securities on March 21, 2002, together with the conversion of our 7% convertible promissory notes issued in 1999 and our 7% convertible promissory note issued to Novartis in 2001, would allow us to meet the stockholders' equity criterion. The consent of the holders of these notes is required to effect conversion of these notes, and the consent of the holders of the 1999 notes may require the conversion price applicable to those notes ($14.50, subject to adjustment) to be modified, which modification would require Novartis' consent. If we are unable to obtain such consents, we will need to raise additional capital to meet the stockholders' equity criterion. We expect Apligraf commercial sales to continue to increase, which combined with the 16% reduction of workforce which we anticipate will reduce costs by approximately $5 million per year, implemented on February 25, 2002, will help us achieve break-even results in the future.

     We cannot provide any assurance that our common stock will remain listed on the AMEX or that we will not be delisted if we fail to meet these listing criteria. In the event our common stock is delisted from the AMEX, it would be more difficult to trade in our common stock and more difficult to obtain accurate, current information concerning market prices for our common stock. In addition, we would find it more difficult to raise equity financing if our common stock is delisted.

     If we default on our obligations under the convertible subordinated promissory note that we issued to Novartis, we may be required to repay to Novartis the full principal amount of the note, together with interest, and we may incur additional financial obligations to Novartis.

     Under the terms of the convertible subordinated promissory note that we issued to Novartis as of September 28, 2001, Novartis may declare the full principal amount of the note, together with all accrued but unpaid interest on the note and other amounts that we owe to Novartis on the date of acceleration, to be immediately due and payable in cash upon the occurrence of an event of default. As of March 25, 2002, there was $10 million in principal amount outstanding under the note, which is due on March 29, 2004. Interest on the note accrues at 7% annually and is payable on September 30 and March 31 of each year. Although we are entitled to deliver shares of our common stock in satisfaction of the note at any time after March 31, 2002, we must satisfy a number of conditions, some of which cannot be satisfied without a waiver from Novartis. Any one of the following events will constitute an event of default under the note:

     . our default in the timely payment to Novartis of the principal amount of, interest on or liquidated damages in respect of the note;

     . any representation or warranty that we made to Novartis proves to have been incorrect when we made it under the note or the agreement under which the note was issued;

     . our failure to observe or perform any covenant or agreement under, or our breach of, the note or the agreement pursuant to which the note was issued which is not remedied by us within 30 days of notice thereof;

     . any bankruptcy, insolvency or reorganization proceedings involving us or any of our subsidiaries; or

     . the delisting or suspension of our common stock from trading on the AMEX without being relisted for a period of 30 trading days.

     If we default on our obligations under the terms of the note and are required to repay to Novartis all or a large portion of the amounts owed under the note, our financial condition and results of operations would be significantly adversely affected.

     Our anti-takeover provisions may deter potential acquirors and may depress our stock price.

     We, as a Delaware corporation, are subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, Section 203 restricts the ability of a public Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder. As a result of the application of Section 203 and provisions in our restated certificate of incorporation, as amended, and by-laws, potential acquirors may be discouraged from attempting to acquire us, thereby possibly depriving our stockholders of acquisition opportunities to sell or otherwise dispose of our stock at above market prices typical of these acquisitions.

     We have also adopted a shareholder rights plan, which gives holders of our common stock the right to purchase shares of our Series B Junior Participating Preferred Stock if a potential acquiror purchases 15% or more of our outstanding common stock or plans to make a tender offer to purchase 30% or more of our outstanding common stock. The existence of this plan may make it more difficult for a third party to acquire control of us.

     We are authorized to issue up to 1,000,000 shares of preferred stock, $1.00 par value per share, and to determine the price, privileges and other terms of these shares. The issuance of any preferred stock with superior rights to our common stock could reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party, thereby preserving control of us by present owners and management and preventing the holders of our common stock from realizing a premium on their shares.

     The value of your securities may decrease if other security holders exercise their options and warrants or if their debt is converted.

     At March 25, 2002, 44,316,276 shares of our common stock were outstanding, which excludes 250,000 treasury shares. We have reserved an additional 20,248,445 shares of our common stock for issuance under our employee stock purchase plan and upon the exercise of outstanding stock options and warrants, the exercise of stock options available for grant under our option plans, the conversion of issued convertible notes and issued Series D convertible preferred stock and Series D convertible preferred stock issuable upon exercise of rights sold in a private placement. We plan to grant additional options in the future. If any of these securities are exercised or converted, investors may experience dilution in the market value and earnings per share of the common stock into which these securities are convertible.

Related Party Transactions with Novartis
----------------------------------------

     We believe Novartis to be our related party because it has approximately a 7.4% equity investment (assuming conversion of their 7% Convertible Subordinated
Note) as of December 31, 2001 and it is the sole distributor for our lead product, Apligraf.

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

     In February 2001, we amended our collaborative agreement with Novartis, effective January 2, 2001. The amended agreement:

     . Grants Novartis the right to purchase an exclusive option to negotiate terms to license Organogenesis's product Vitrix and also a second living dermal replacement product currently in research;
     . Provides Organogenesis with significantly higher payments for units of Apligraf;
     . Grants Organogenesis the right for three years to sell, at its discretion, to Novartis up to $20 million in equity or convertible debt, of which $10 million was received in October 2001;
     . Includes funding support from Novartis to upgrade Organogenesis's manufacturing facility and for the facility investment needed for approval and sale of Apligraf in the European Union;
     . Includes funding support for Apligraf clinical development activities (e.g., to further broaden its approved uses); and
     . Includes development funding support for each living dermal replacement product for which Novartis purchases an option to commence licensing negotiations.

     We supply Novartis's global requirements for Apligraf and receive a product payment based on net product sales. Receivable from related party consists of amounts due on product sales to Novartis, funding of certain programs by Novartis and reimbursement of certain test costs related to the manufacturing of the product. Novartis is billed monthly for payments due on product sales and on an as incurred basis for other billings.

     On June 29, 2001, we exercised a $10,000,000 security option with Novartis, which closed on October 16, 2001. The security sold was a 7% Convertible Subordinated Note in the principal amount of $10,000,000 with a maturity date of March 29, 2004. The Note may be converted into shares of common stock at an adjusted conversion price of $4.49 per share (subject to further adjustment dependent on common stock trading limitations or Novartis conversion rights change) at any time by Novartis or by us, subject to certain conditions, at any time after March 31, 2002. The conversion price of the Note was below the trading market price on the day the Note was issued. As a result of this beneficial conversion feature, we recorded interest expense of $15,000 during the fourth quarter of 2001 and will record $342,000 of added interest expense over the remaining period the Note is outstanding. Interest on the Note accrues at 7% annually, payable in cash, common stock (at the average market price for the twenty trading days immediately proceeding the due date) or any combination thereof, at our option, subject to certain conditions, on September 30 and March 31. Principal amounts due under the Note, including accrued interest, may become immediately payable in cash if an event of default occurs, defined as: any default in the timely payment of principal, interest or liquidated expenses under the Note; any representation or warranty made to Novartis which proves to have been incorrect when we made it under the Note or the February 2001 Securities Purchase Agreement with Novartis or related documents; any failure to perform any covenant or agreement, or otherwise commit a breach under, the Note or the February 2001 Securities Purchase Agreement which is not remedied by us within 30 days of notice; any bankruptcy, insolvency or reorganization proceedings involving us or any of our subsidiaries; and the delisting or suspension of our common stock from trading on the AMEX without being relisted or having such suspension lifted within 30 trading days.

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

     As a result of previous equity investments made in prior years and not including conversion of the 7% Convertible Subordinated Note, Novartis holds approximately 1.8% of our outstanding shares as of December 31, 2001. Assuming conversion of their 7% Convertible Subordinated Note, Novartis would hold approximately 7.4% of our outstanding shares as of December 31, 2001.

     As of December 31, 2001, Novartis approved funding support of $9,266,000 for facility upgrades and for the European manufacturing suite in the US facility. All payments made have been recorded as deferred revenue for the year ended December 31, 2001. Revenue will be recognized over the period that the completed manufacturing facility is used for production of Apligraf to be sold to Novartis, which is expected to start later in 2002. We have incurred expenditures of $485,000 and $8,781,000 for the years ended 2000 and 2001, respectively, relating to this funding support.

     During the year ended December 31, 2001, Novartis agreed to provide funding for support activities related to the regulatory filing for Apligraf marketing approval across the European Union. We received $782,000, of which $336,000 was recorded as other revenues for the year ended December 31, 2001, with the remainder included in deferred revenue from related party at December 31, 2001. During the first quarter of 1999, Novartis agreed to provide funding for publication study programs to be conducted by us. We have recorded other revenues of $162,000 and $19,000 for the years ended December 31, 2000 and 2001, respectively, relating to the initiation of these programs.

     The following table summarizes by year all equity and convertible debt investments, non-refundable research, development and milestone support payments received from Novartis. Product and other payments are included under the captions "Product sales to related party" and "Other revenues" in our financial statements.

                                                 1996           1997           1998       1999           2000          2001
                                          -----------    -----------    -----------     ------    -----------   -----------
Equity investments                        $ 5,000,000    $         -    $ 6,000,000     $    -    $         -   $         -
Convertible note                                    -              -              -          -              -    10,000,000
Up front non-refundable research and
  development support payments              6,500,000      2,500,000        750,000          -              -             -
Funding support for facility upgrades               -              -              -          -        485,000     8,781,000
Non-refundable milestone payments                   -              -      6,000,000          -      5,000,000             -
                                          -----------    -----------    -----------     ------    -----------   -----------
Total                                     $11,500,000    $ 2,500,000    $12,750,000     $    -    $ 5,485,000   $18,781,000
                                          ===========    ===========    ===========     ======    ===========   ===========

Research Agreements
-------------------

     We have entered into various collaborative research agreements that are generally funded over a one or two-year period. Each agreement is reviewed at least annually and the amounts to be funded for the next period are then determined. Either party may cancel the agreement upon advance written notice.

Total payments made by us to third parties under these agreements were $662,000, $604,000 and $208,000 for 1999, 2000 and 2001, respectively.

Research and Development
------------------------

     On February 25, 2002, we implemented a 16% reduction of workforce, which we anticipate will reduce costs by approximately $5 million per year and which primarily impacted our research and development areas for our coronary vascular graft, liver assist device and pancreatic islet cell programs. We are seeking third party funding for these programs. We expect this reduction to help us meet our financial goals. In the first quarter of fiscal 2002, we reserved approximately $406,000 related to severance of 37 employees.

     For 1999, 2000 and 2001, research and development expenses were $19,066,000, $17,511,000, and $16,498,000, respectively, which consist of costs associated with research, development, clinical and process development, facilities and engineering support used in R&D. All amounts expended were for company-sponsored research and development.

Employees
---------

     As of March 25, 2002, we had 182 full-time employees: 132 in manufacturing, operations and quality assurance; 12 in Research and Clinical; and 38 in Selling, General and Administrative. We have established a stock option plan providing equity incentives, an employee stock purchase plan and a 401(k) plan for all full-time employees. We believe that, through equity participation, attractive fringe benefit programs and the opportunity to contribute to the development and commercialization of new products using new technology, we will continue to be able to attract highly-qualified personnel.

Item 2.  PROPERTIES

     We occupy our main office and manufacturing premises under a facility lease for 79,500 square feet of space in Canton, Massachusetts at an annual average base rent of approximately $790,000, plus operating expenses, that expires on September 30, 2004. This lease has three options to extend the term for an additional five years per option. Taxes, insurance and operating expenses are our responsibility under the terms of the lease. We entered into another facility lease for approximately 20,500 square feet of additional office and warehouse space in Canton, Massachusetts at an annual average base rent of approximately $138,500, plus operating expenses, that expires on December 5, 2004. This lease has three options to extend the term for an additional five years per option. In total, we currently lease 100,000 square feet of space.

     We believe that current facilities will adequately support manufacturing needs and research and development activities through the end of 2003 and beyond.

Item 3.  LEGAL PROCEEDINGS

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the American Stock Exchange under the symbol ORG. On March 25, 2002, there were 725 shareholders of record of our common stock. The table below lists the high and low quarterly range of reported closing prices of our common stock during the past two years.

                                  2000                      2001
                             ---------------          ----------------
                               High      Low            High       Low
                               ----      ---            ----       ---
First Quarter                $19.50   $ 8.00          $12.44    $ 7.65
Second Quarter                12.69     8.25            9.40      6.85
Third Quarter                 16.27    11.11            9.01      5.00
Fourth Quarter                13.81     6.80            5.85      3.88

         On March 25, 2002, the last sale price of the common stock was $1.57. We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any cash dividends in the foreseeable future. As a result, an investor will only recognize an economic gain on an investment in our stock from an appreciation in the price of our stock.

Item 6.  SELECTED FINANCIAL DATA

         The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2001. The selected financial data for each of the five years in the period ended December 31, 2001 have been derived from the consolidated financial statements of the Company. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Item 7.


                                                                       For the Years Ended December 31,
                                                      ---------------------------------------------------------------------
                                                      1997            1998             1999           2000             2001
                                                      ----            ----             ----           ----             ----
                                                        (in thousands, except per share data and number of employees)
Revenues                                          $  3,029       $   7,939        $   2,676       $ 10,240         $ 10,882
Net Loss                                           (19,807)        (14,031)         (28,350)       (28,605) (1)     (30,094)
Net Loss Per Common Share                            (0.70)          (0.48)           (0.93)         (0.85) (1)       (0.86)
Working Capital                                      4,843          15,541            2,981          6,226           (2,509)
Capital Expenditures                                 1,069           2,464            5,767          2,912            1,438
Capital Expenditures Reimbursed from
   Related Party                                         -               -                -            485            8,781
Total Assets                                        13,780          26,710           27,305         27,872           27,370
Total Long-Term Debt                                     -               -           22,287         18,835           26,232
Stockholders' Equity (Deficit)                      11,523          23,239           (6,974)        (3,784)         (21,768)
Number of Employees                                    137             186              208            232              239

Pro forma amounts assuming SAB 101 is applied retroactively:
Revenues                                             1,344           8,222            3,733
Net Loss                                           (21,492)        (13,748)         (27,293)
Net Loss Per Common Share                            (0.76)          (0.47)           (0.90)

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

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview of Organogenesis Inc.
------------------------------

         Organogenesis Inc. designs, develops and manufactures medical products containing living cells and/or natural connective tissue. We were the first company to develop, manufacture and gain US Food and Drug Administration ("FDA") approval for a mass-produced product containing living human cells. Our lead product, Apligraf(R) living skin substitute, is FDA approved and marketed in the US for two uses: treatment of healing-resistant venous leg ulcers, approved in May 1998, and treatment of healing-resistant diabetic foot ulcers, approved in June 2000. Novartis Pharma AG ("Novartis") has exclusive global Apligraf marketing rights. Our FortaFlex(TM) bioengineered collagen matrix product line includes FortaPerm(TM) tissue support product and FortaGen(TM) tissue repair product. Both FortaPerm and FortaGen are being sold by our sales and marketing team.

Apligraf(R) Living Skin Substitute
----------------------------------

         Our lead product, Apligraf living skin substitute, is FDA approved and marketed in the US for two uses: treatment of healing-resistant venous leg ulcers, approved in May 1998, and treatment of healing-resistant diabetic foot ulcers, approved in June 2000. Novartis has exclusive global Apligraf marketing rights. Decisions made at the national and regional level have expanded access to Apligraf by Medicare-insured patients, and the product is now being reimbursed by Medicare in all fifty states. Apligraf is also available in select international markets.

         A pivotal trial is underway to assess the ability of Apligraf to reduce scarring after skin cancer surgery. We expect to complete this trial in 2002. As a skin substitute, we believe Apligraf has a number of additional potential uses, including treating pressure ulcers, burns, epidermolysis bullosa (a genetic skin disorder) and other chronic and acute wounds.

Bioengineered Collagen Matrix Products and Product Candidates
-------------------------------------------------------------

         We are leveraging our FortaFlex bioengineered collagen matrix technology into a family of products. In October 2001, we launched FortaPerm tissue support product and in January 2002, we launched FortaGen tissue repair product. FortaPerm and FortaGen are being marketed by our own sales and marketing team. Royce(R) Medical Company has marketing rights for the US non-hospital market for our PuraPly wound dressing. In 2001, we entered into a collaboration agreement with Biomet, Inc. which initially grants Biomet the right to co-develop and market FortaFlex-based orthopedic and periodontal products in exchange for royalties. In March 2002, the FDA granted 510(k) marketing clearance for our rotator cuff repair product. This is the first product developed under our collaboration with Biomet.

Apligraf(R) is a registered trademark of Novartis.
Royce(R) is a registered trademark of Royce(R) Medical Company.

Research and Development Programs
---------------------------------

         We are developing a FortaFlex-based product candidate, FortaFill, for use in soft tissue augmentation procedures, such as facial augmentation. We are also developing Revitix Regenerative Skin Complex, for use following laser resurfacing and chemical peel procedures. Our research and development pipeline also includes a living dermal replacement product candidate, VITRIX(TM). We have initiated a clinical study of VITRIX in the treatment of deep diabetic foot ulcers. We are developing additional living wound healing products, which are currently in research.

         We are actively seeking third party funding for several of our longer-term programs. These include: our collagen-based off-the-shelf coronary vascular graft, our liver assist device, and a pancreatic islet cell research program.

         On February 25, 2002, we executed a 16% reduction of workforce, which primarily impacted our research and development areas and which we anticipate will reduce costs by approximately $5 million per year. We expect this reduction to help us meet our financial goals. In the first quarter of fiscal 2002, we reserved approximately $406,000 related to severance of 37 employees.

Critical Accounting Policies
----------------------------

         We prepare our financial statements under generally accepted accounting principles that require us to make estimates and assumptions that affect amounts reported and the related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         Inventory Valuation and Cost of Product Sales

         A number of internal and external factors affect our inventory valuation and cost of product sales to related party, including material costs, labor and overhead calculations. These estimates of costs, especially calculation of our overhead rates, are subjective and may change in the future. We expect that we will have to revise our estimates of costs in the future based on actual production activity as we continue to modify our manufacturing processes. Inventory is valued at the lower of cost or market, with estimates of reserves for net realizable value and obsolescence evaluated quarterly. If conditions change, or if we use different assumptions in calculating our inventory reserves or our labor and overhead rates, it is likely that materially different amounts recorded for inventory and cost of product sales would be reported in our financial statements.

         Long-Lived Assets

         Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction or market emphasis, business plans, regulatory developments, economic and budget projections, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the present value of its expected cumulative net operating cash flow or the asset's usefulness in research and development programs or operations over the remaining life of the asset. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized.

         Our long-lived assets include cell banks which contain the living human cell raw materials used in the manufacturing of Apligraf and are cryopreserved for extended periods of time greater than one year. We evaluate the usefulness of this asset and reserve for any cell banks which may be scrapped in the future, however, the manufacturing process could change, which may result in higher yielding cell banks and in turn, may obsolete a greater number of previously manufactured cell banks. This could result in further write-downs in the carrying amount of this asset and may negatively impact our results of operations.

         Revenue Recognition

         Revenues from non-refundable milestone payments are recognized when proceeds are received and the related costs and effort are considered substantive. Revenue from product sales are recognized upon shipment after risk of ownership passes to the buyer, collection is probable and we have no performance obligations. Product revenues which are performance based are deferred until performance is achieved. Revenue from research grants is recognized to the extent of allowable costs incurred. Other revenues include funding received from Novartis for support activities related to the regulatory filing for Apligraf approval across the European Union and are recognized as costs are incurred. In addition, other revenues related to royalties are recorded as earned. Revenue for funding received from Novartis for reimbursement of manufacturing facility expenditures will be recognized ratably over the period that the completed manufacturing facility is used for production of Apligraf to be sold to Novartis. No such manufacturing facility revenues have been recognized to date. Novartis is the sole distributor of our lead product. Apligraf, and revenues depend substantially upon the efforts of Novartis, which may or may not be successful in marketing and selling Apligraf.

Results of Operations
---------------------

         We are currently at low volume production for Apligraf. Although revenues are ramping-up, we expect production costs to exceed product sales for at least the next six months due to the high costs associated with low unit volume production. We expect product sales to increase due to recently expanded Medicare coverage for Apligraf and Novartis sales and marketing efforts.

Fiscal Years Ended December 31, 2000 and 2001

         Revenues

         SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), was issued in December 1999 and summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of 2000, effective January 1, 2000, and recorded a cumulative effect of a change in accounting principle related to all up front non-refundable research and development support payments recognized in prior periods of $6,342,000. Of this amount, $1,057,000 was recognized as revenue in 2000 and 2001, and the remainder will be recognized ratably through December 2005, in accordance with SAB 101's guidance.

Total revenues for the years 2000 and 2001 consisted of:

                                                                                            2000                 2001
                                                                                     -----------          -----------
Product sales to related party                                                       $ 2,957,000          $ 8,191,000
Research, development and milestone support from related party                         6,057,000            1,057,000
Research and development grants                                                        1,065,000            1,050,000
Other revenues                                                                           161,000              584,000
                                                                                     -----------          -----------
                                                                                     $10,240,000          $10,882,000
                                                                                     ===========          ===========


         In 2001, research, development and milestone support from related party of $1,057,000 represents deferred revenue recognized from implementation of SAB 101 compared to 2000 of $6,057,000 which includes a $5,000,000 milestone payment related to the diabetic foot ulcer indication and $1,057,000 of deferred revenue recognized from implementation of SAB 101. Product sales to related party for 2001 increased 177% to $8,191,000 from $2,957,000 for 2000 due to significantly higher payments received for units of Apligraf sold to Novartis under the amended collaborative agreement that became effective January 2, 2001 and increased unit sales of Apligraf to Novartis. We attribute this unit growth to the FDA approval in mid-2000 for diabetic foot ulcers, continued progress in gaining Medicare reimbursement and Novartis sales and marketing support. We expect Apligraf commercial sales to continue to increase. Research and development grants revenue remained flat primarily due to a full year of grant work performed during both years under our government grant (refer to the grant section under the "Commitments" footnote to the Financial Statements for a full description). Other revenues for 2001 increased 263% to $584,000 from $161,000 primarily due to Novartis funding for support activities related to the regulatory filing for Apligraf marketing approval across the European Union and start up revenues related to sales of our bioengineered collagen matrix products.

         Costs and Expenses

         Cost of product sales to related party: Cost of product sales for 2001
         --------------------------------------
increased 94% to $12,483,000, from $6,421,000 in 2000. This increase was due to increased unit sales of Apligraf to Novartis, higher allocation of depreciation and occupancy costs and added infrastructure costs to support higher future unit volume levels. Cost of product sales includes the direct costs to manufacture, quality inspect and package Apligraf and an allocation of our production-related indirect costs. Cost of product sales continues to exceed product sales due to the high costs associated with low volume production. We expect production volume to increase and our margins to continue to improve during 2002. We expect that we will have to revise our estimates of costs and the allocation of costs to product sales in the future as we continue to modify our manufacturing processes.

         Research and development: Research and development expenses ("R&D")
         ------------------------
consist of costs incurred in performing research and development activities including salaries and benefits, process development, facilities costs, engineering support, overhead costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs. R&D expenses for 2001 decreased 6% to $16,498,000, from $17,511,000 in 2000. This decrease was primarily due to: a decrease in clinical-related costs due to completion of the Apligraf diabetic foot ulcer pivotal trial partially offset by an increase in operations support for supplies and personnel costs; and increases in depreciation expense on significant leasehold improvements put into service during mid-2000. Process development, facilities and engineering support expenses included in research and development were $8,000,000 and $5,908,000 for the periods 2000 and 2001, respectively. We expect our R&D expenses to decrease significantly during 2002 due to our 16% reduction of workforce, which we anticipate will reduce costs by approximately $5 million per year and which primarily impacted our R&D areas for our coronary vascular graft, liver assist device and pancreatic islet cell programs. We are seeking third party funding for these programs. We expect this reduction to help us meet our financial goals.

         Selling, general and administrative expenses: Selling, general and
         --------------------------------------------
administrative expenses ("SG&A") include the costs of our corporate, finance, information technology, human resource and sales and marketing functions. SG&A expenses for 2001 increased 30% to $9,902,000, from $7,638,000 in 2000. The increase was primarily due to: a one-time severance expense of $1,233,000 related to the separation of employment of a former executive officer, costs related to recording the fair value of stock options issued for consulting services, higher professional service expenses and new selling and marketing expenses related to commercial product launches.

         Other Income and Expense: Interest income for 2001 decreased 87% to
         ------------------------
$145,000, from $1,159,000 in 2000. The decrease was primarily due to the decrease in funds available for investment. Interest expense for 2001 increased 7% to $2,238,000, from $2,092,000 for 2000. The increase was primarily due to interest on the Novartis convertible note issued during October 2001.

         Net Loss: We incurred a net loss of $30,094,000 or $0.86 per share (basic and diluted) for 2001, compared to a net loss effected for the change in accounting principle of $28,605,000 or $0.85 per share (basic and diluted) and a net loss before cumulative effect of change in accounting principle of $22,263,000 or $0.66 per share (basic and diluted) for 2000.

Fiscal Years Ended December 31, 1999 and 2000

         Revenues

Total revenues for the years 1999 and 2000 consisted of:

                                                                                           1999                  2000
                                                                                    -----------           -----------
Product sales to related party                                                      $ 1,844,000           $ 2,957,000
Research, development and milestone support from related party                                -             6,057,000
Research and development grants                                                         101,000             1,065,000
Other revenues                                                                          731,000               161,000
                                                                                    -----------           -----------
                                                                                    $ 2,676,000           $10,240,000
                                                                                    ===========           ===========

         In 2000, research, development and milestone support from related party of $6,057,000 includes a $5,000,000 milestone payment related to the diabetic foot ulcer indication and $1,057,000 of deferred revenue recognized from implementation of SAB 101. No such revenues were earned in 1999. The increase in product sales to related party is due to increased unit sales of Apligraf to Novartis. Research and development grants revenue increased primarily due to a full year of grant work performed during 2000 compared to one month performed during 1999 (refer to the grant section under the "Commitments" footnote to the Financial Statements for a full description). Other revenues decreased in 2000, primarily due to changes in the level of Novartis funding for publication study programs. Revenues for the year 1999 have not been adjusted for the adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

         Costs and Expenses

         Cost of product sales to related party: Our cost of product sales was
         --------------------------------------
$6,421,000 in 2000, compared to $3,773,000 in 1999. These expenses increased due to higher unit sales of Apligraf to Novartis and a higher amount of fixed costs due to infrastructure increases needed to support anticipated future higher unit volume levels. Cost of product sales includes the direct costs to manufacture and package Apligraf and an allocation of our production-related indirect costs. Cost of product sales exceeded product sales due to the high costs associated with low volume production.

         Research and development: Research and development expenses ("R&D")
         ------------------------
consist of costs associated with research, development, clinical, process development, facilities and engineering support excluding the allocation of our production related indirect costs. These expenses decreased to $17,511,000 for 2000 from $19,066,000 in 1999. The decrease was primarily due to: a decrease in clinical-related costs due to completion of the Apligraf diabetic foot ulcer pivotal trial partially offset by an increase in operations support for supplies, personnel costs; and increases in depreciation expense on significant leasehold improvements put into service during 2000. Process development, facilities and engineering support expenses included in research and development were $7,305,000 and $8,000,000 for the periods 1999 and 2000, respectively.

         Included in R&D for 1999 is a non-cash charge of $900,000 relating to the purchase of incomplete technology to be used specifically in our liver assist device research and development efforts (refer to the "Commitments" footnote to the Financial Statements for a full description of this technology). The purchase was made to strengthen our resources and intellectual property position. The charge to expense was due to the early stage of the technology that had not provided proof of principle. Additionally, the time and cost to prove this principle was not known. We expect it will cost millions of dollars and take a minimum of 4 to 6 years before we could develop a product which might be approved for commercial sale. It is our intent to to attract third party funding for this project.

     Selling, general and administrative expenses: Selling, general and
     --------------------------------------------
administrative expenses ("SG&A") include the costs of our corporate, finance, information technology and human resource functions. These expenses were $7,638,000 for 2000 and $7,808,000 for 1999. The 2000 decrease was primarily due to decreased personnel costs and professional service fees.

     Other Income and Expense: Interest income increased primarily due to the
     ------------------------
increase in funds available for investment. Interest expense increased to $2,092,000 for 2000 compared to $1,281,000 in 1999, primarily due to a full year of convertible debenture and term loan interest in 2000 compared to 1999. Interest expense was $1,281,000 for 1999 due to the issuance of convertible debentures in March 1999.

     Net Loss: We incurred a net loss before cumulative effect of change in
     --------
accounting principle of $22,263,000 or $0.66 per share (basic and diluted) and a net loss effected for the change in accounting principle of $28,605,000 or $0.85 per share (basic and diluted) for 2000, compared to a net loss of $28,350,000 or $0.93 per share (basic and diluted) for 1999.

     Cumulative effect of change in accounting principle: SEC Staff Accounting
     ---------------------------------------------------
Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), was issued in December 1999 and summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of 2000, effective January 1, 2000, and recorded a cumulative effect of a change in accounting principle related to all up front non-refundable research and development support payments recognized in prior periods of $6,342,000 or $0.19 per share (basic and diluted) for 2000, with a corresponding increase to deferred revenue which will be recognized in future periods. The impact of adopting SAB 101 is not reflected in the amounts presented in the Results of Operations for the year ended December 31, 1999. See financial statements and related notes for additional details related to this change in accounting principle.

Liquidity and Capital Resources
-------------------------------

     Funds Used in Operations

     At December 31, 2001, we had cash, cash equivalents and investments in the aggregate amount of $3,284,000, compared to $12,183,000 at December 31, 2000. Cash equivalents consist of money market funds, which are highly liquid and have original maturities of less than three months. Investments consist of securities that have an A or A1 rating or better with a maximum maturity of two years.

     Cash used in operating activities was $14,586,000 for the year ended December 31, 2001, primarily for financing our manufacturing operations and research and development activities, offset by $9,765,000 cash received from Novartis related primarily for funding facility upgrades and for the European manufacturing suite in the US facility. Cash used in operating activities was $18,482,000 for the year ended December 31, 2000, primarily for financing our manufacturing operations and research and development activities, offset by $5,000,000 cash received from Novartis in 2000 for achievement of a milestone related to the diabetic foot ulcer indication.

     Capital Expenditures

     Capital expenditures not related to the European manufacturing suite in the US facility funded by Novartis were $2,912,000 and $1,438,000 during 2000 and 2001, respectively, primarily related to the further build-out of existing facilities to support Apligraf manufacturing. We expect to continue to utilize funds during 2002 to expand our existing facility in the areas of Apligraf manufacturing, packaging and other process development improvement programs.

     Capital Expenditures reimbursed from related party

     Capital expenditures reimbursed from Novartis were $485,000 and $8,781,000 during 2000 and 2001, respectively, related primarily for funding facility upgrades and for the European manufacturing suite in the US facility. We expect capital improvement funding from Novartis to be lower during 2002 than in 2001.

     Novartis Support Payments

     During 2001, we received cash from Novartis of $9,765,000 related to the following:

     . During 2001, Novartis provided funding support of $8,964,000 for facility upgrades and for the European manufacturing suite in the US facility. All payments made have been recorded as deferred revenue for the year ended December 31, 2001. Revenue will be recognized over the period that the completed manufacturing facility is used for production of Apligraf to be sold to Novartis, which is expected to start later in 2002. We have incurred $485,000 and $8,781,000 for the years ended 2000 and 2001, respectively, relating to this funding support.

     . During the third quarter of 2001, Novartis agreed to provide funding for support activities related to the regulatory filing for Apligraf marketing approval across the European Union. We received $782,000, of which $336,000 was recorded as other revenues for the year ended December 31, 2001, with the remainder included in deferred revenue from related party at December 31, 2001.

     . During the first quarter of 1999, Novartis agreed to provide funding for publication study programs to be conducted by us. We have recorded other revenues of $162,000 and $19,000 for the years ended 2000 and 2001, respectively, relating to the initiation of these programs.

     At December 31, 2001, deferred revenue from related party of $13,849,000 consisted of: funding received from Novartis for facility upgrades and for the European manufacturing suite in the US facility of $8,964,000 (with an additional $302,000 approved and expected to be received during 2002); the unrecognized portion of funding received from Novartis for support activities related to the regulatory filing for Apligraf approval across the European Union of $446,000; the unrecognized portion of product revenues received, which are performance based of $211,000; and the remaining deferred revenue related to adopting SAB 101 of $4,228,000.

     Financing

     From inception, we have financed our operations substantially through public offerings and private placements of equity and debt securities, as well as receipt of research support and contract revenues, interest income from investments, sale of products and receipt of royalties. During 2001, financing activities provided cash of $15,906,000 primarily due to: the sale of a 7% Convertible Subordinated Note to Novartis that generated net proceeds of $9,824,000; the sale of common stock that generated net proceeds of $11,158,000; cash received from the exercise of stock options of $626,000; and proceeds received from a bank promissory note of $5,000,000 offset by: the payment of a term loan for $4,334,000; the payment of a bank promissory note of $5,000,000 and the purchase of treasury stock totaling

$1,368,000. During 2000, financing activities provided cash of $21,623,000 primarily from the sale of common stock that generated net proceeds of $15,930,000 and the exercise of stock options that generated $12,267,000, partially offset by the redemption of all Series C redeemable convertible preferred stock in cash for $6,180,000 and payment of a term loan for $394,000.

     On February 14, 2000, the Securities and Exchange Commission declared effective a shelf registration for the placement of up to 3,000,000 shares of common stock with an aggregate offering price not to exceed $50,000,000. In February and March 2000, we completed private placements for 1,088,925 shares of common stock under this shelf registration yielding net proceeds of approximately $15,930,000. During May and June 2001, we sold 237,200 shares of common stock to an underwriter yielding net proceeds of $1,342,000. On
October 16, 2001, we placed with a group of predominately new investors 1,670,645 shares of common stock under the shelf registration, yielding net proceeds of $6,566,000.

     In December 2000, the Board of Directors authorized a common stock repurchase program for up to 500,000 additional shares. During January 2001, we repurchased 165,000 shares of common stock for an aggregate purchase price of approximately $1,368,000. The stock repurchase program may be discontinued at any time.

     On June 29, 2001, we entered into a $5,000,000 revolving credit agreement with a commercial bank and borrowed the full $5,000,000 which was held in a cash collateral account pending payment in full of all obligations and release of all liens under the term loan. During July 2001, the full $5,000,000 was released from the cash collateral account and $3,562,000 was used to repay a term loan and the balance was used for general corporate purposes. On October 18, 2001, all outstanding amounts under this revolving credit agreement were paid in full.

     During 2001, we completed the following additional financing activities: On August 28, 2001, two directors and one additional investor purchased 503,876 shares of unregistered common stock yielding proceeds of $3,250,000. In addition, the investors received three-year warrants to purchase an aggregate of 62,009 shares of common stock at $8.55 per share.

     Liquidity

     The Company's consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has experienced recurring losses from operations of $28,350,000, $28,605,000 and $30,094,000 for the years ended December 31, 1999, 2000, and 2001, respectively, and recurring negative cash flow from operations of $23,650,000, $18,482,000, and $14,586,000 for the years ended December 31, 1999, 2000, and 2001, respectively. In addition, the Company has negative working capital of $2,509,000 and a stockholders' deficit of $21,768,000 at December 31, 2001.

     Based upon current forecasts, management believes that the Company has sufficient liquidity to finance operations through March 31, 2003 for the following reasons:

     . Management has implemented a 16% workforce reduction on February 25, 2002 which we expect will reduce costs by approximately $5,000,000 per year

     . The Company has received net proceeds of approximately $15,500,000 on March 21, 2002 from the private placement of common and convertible preferred stock

     . Management has developed additional plans to reduce costs which include an on-going discretionary expense reduction program and a number of product cost reduction programs

     . Management has developed programs to expand revenues from the Apligraf and Fortaflex family of products.


     Management forecasts are based on these plans, which involve assumptions as to revenue growth and cost reductions which could prove to be incorrect. If those assumptions are incorrect and cause greater cash needs than forecasted, we will seek additional financing. From inception we have been able to finance our operations through public offerings and private placements of equity and debt securities, as well as receipts from research support and contract revenues and product sales.

     Although we have a contractual put option to sell an additional $10 million of our securities to Novartis, we must satisfy a number of conditions in order to exercise that option. If we do not satisfy these conditions and Novartis is unwilling to waive any unsatisfied conditions, we will be unable to sell additional securities to Novartis pursuant to the put option (see "Related Party Transactions with Novartis" note). In addition, even if we satisfy the conditions, the closing would occur no sooner than 90 days following the day we send the put option exercise notice.

     Factors that may change our cash requirements include:

     .    failure to achieve sales volume forecasts;
     . delays in obtaining regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;
     . delays in commercial acceptance and reimbursement when product launches occur;
     .    changes in the progress of research and development programs;
     . changes in the resources devoted to outside research collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies.

     . potential repayment of the principal amount of the 7% Convertible Subordinated Promissory Note that we issued to Novartis as of September 28, 2001, together with all accrued but unpaid interest on the Note and other amounts that we owe to Novartis on the date of acceleration of the Note, that would be required if we defaulted on our obligations under the Note; and
     . payments to Novartis under the Note if we fail to deliver to Novartis registered shares of our common stock upon Novartis' conversion of the Note.

     Any of these events could adversely impact our liquidity and capital resources, requiring us to raise additional funds. Management believes that additional funds may be available through equity or debt financing, strategic alliances with corporate partners, capital lease arrangements, or other sources of financing in the future. For the long-term, we expect to be generating cash from operations and to a lesser extent, raising funds from additional equity financing. There can be no assurances that these funds will be available when required on terms acceptable to us, if at all. If adequate funds are not available when needed, we would need to delay, scale back or eliminate certain programs or license to third parties certain products or technologies that we would otherwise undertake ourselves, resulting in a potential adverse effect on our financial condition and results of operations.

     Subsequent Event - Financing Activities

     Security Issuance: On March 21, 2002, we completed a private placement of
     -----------------
100,000 shares of Series D convertible preferred stock, with rights to acquire an additional 20,000 shares of Series D convertible preferred stock and 7,241,376 shares of common stock, with warrants to acquire 3,620,686 shares of common stock to a select group of institutional investors yielding net proceeds of approximately $15,500,000. We plan to file a registration statement on Form S-3 related to the common stock sold in the private placement and common stock issuable upon conversion of the preferred stock and upon exercise of the warrants. We will file another registration statement if at least 10,000 additional shares of Series D convertible preferred stock is sold upon exercise of the rights sold in the private placement. This registration statement would register the resale of common stock issuable upon conversion of the preferred stock so issued.

     Promissory Note Agreements: During February and March of 2002, we borrowed
     --------------------------
$600,000 from a commercial bank that was evidenced by two promissory notes. The loans were used for general corporate purposes with the interest rate being equal to the bank's prime rate plus three percent. On March 25, 2002, all outstanding amounts under the promissory notes were paid in full. Loans made under the promissory notes were collateralized by a security interest in all of our assets.

     Subsequent Event - Workforce Reduction

     On February 25, 2002, we implemented a 16% reduction of workforce, which we anticipate will reduce costs by approximately $5 million per year and which primarily impacted our research and development areas for our coronary vascular graft, liver assist device and pancreatic islet cell programs. We are seeking third party funding for these programs. We expect this reduction to help us meet our financial goals. In the first quarter of fiscal 2002, we reserved approximately $406,000 related to severance of 37 employees.

     Taxes

     At December 31, 2001, we had federal net operating loss and tax credit carryforwards of approximately $135,869,000 and $4,249,000, and state net operating loss and tax credit carryforwards of approximately $77,351,000 and $2,702,000. These losses and tax credits are available to reduce federal and state taxable income and income taxes, respectively, in future years, if any. However, the realizability of deferred tax assets is not assured as it depends upon future taxable income. Accordingly, we have recorded a 100% valuation allowance against these assets. We are required to recognize all or a portion of net deferred tax assets, with corresponding increases to net income, when we believe, given the weight of all available evidence, that it is more likely than not that all or a portion of the benefits of net operating loss carryforwards and other credits will be realized. However, there can be no assurance that we will ever realize any future cash flows or benefits from these losses and tax credits. Ownership changes, as defined in Internal Revenue Code, may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards that can be utilized annually to offset future taxable income.

Impact of inflation
-------------------

         Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

Impact of New Accounting Pronouncements
---------------------------------------

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that certain intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by us, as required, in fiscal year 2002. We do not expect that the application of SFAS No. 141 and SFAS No. 142 will have a material impact on our financial position or results of operations.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by us, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The exposure of market risk associated with risk-sensitive instruments is not material, as our sales are transacted primarily in United States dollars, we invest primarily in money market funds and we have not entered into hedging transactions.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               ORGANOGENESIS INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

Report of Independent Accountants ..............................................................   33
Consolidated Balance Sheets as of December 31, 2000 and 2001 ...................................   34
Consolidated Statements of Operations For the Years Ended December 31, 1999, 2000 and 2001 .....   35
Consolidated Statements of Cash Flows For the Years Ended December 31, 1999, 2000 and 2001 .....   36
Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31,
 1999, 2000 and 2001 ...........................................................................   37
Notes to Consolidated Financial Statements .....................................................   38

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Organogenesis Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index at Item 8 to the Annual Report on Form 10-K present fairly, in all material respects, the financial position of Organogenesis Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Nature of Business Note to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, a stockholders' deficit, and has long-term debt that may become immediately due upon an event of default that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Nature of Business Note. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the notes to the consolidated financial statements, during the year ended December 31, 2000 the Company changed its method of recognizing revenue.


PricewaterhouseCoopers LLP


Boston, Massachusetts
April 4, 2002

                               ORGANOGENESIS INC.

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                    At December 31,
                                                                                ----------------------
                                                                                     2000         2001
                                                                                ---------    ---------

Assets
       Current assets:
           Cash and cash equivalents                                            $   9,539    $   2,084
           Investments                                                              2,644        1,200
           Inventory, net                                                           1,377        2,129
           Receivable from related party                                              501        1,612
           Other current assets                                                       758          580
                                                                                ---------    ---------
                Total current assets                                               14,819        7,605

       Property and equipment, net                                                 12,608       19,263
       Other assets                                                                   445          502
                                                                                ---------    ---------
                Total Assets                                                    $  27,872    $  27,370
                                                                                =========    =========

Liabilities
       Current liabilities:
           Accounts payable                                                     $   2,378    $   5,043
           Accrued expenses                                                         3,582        4,014
           Current portion of term loan                                             1,576            -
           Deferred revenue from related party                                      1,057        1,057
                                                                                ---------    ---------
                Total current liabilities                                           8,593       10,114

       Deferred revenue from related party                                          4,228       12,792
       Long-term convertible debt                                                  16,077       16,460
       Long-term convertible note from related party                                    -        9,772
       Term loan                                                                    2,758            -

       Commitments (see Notes)

Stockholders' Deficit
      Preferred stock, par value $1.00; authorized 1,000,000 shares:
           No shares outstanding at December 31, 2000 and 2001, respectively            -            -
      Common stock, par value $.01; authorized 80,000,000 shares:
           Outstanding 34,489,459 and 37,065,120 shares at
           December 31, 2000 and 2001, respectively                                   346          373
      Additional paid-in capital                                                  154,646      168,097
      Accumulated deficit                                                        (157,972)    (188,066)
      Treasury stock at cost, 85,000 and 250,000 shares at
           December 31, 2000 and 2001, respectively                                  (804)      (2,172)
                                                                                ---------    ---------
                Total stockholders' deficit                                        (3,784)     (21,768)
                                                                                ---------    ---------
                Total Liabilities and Stockholders' Deficit                     $  27,872    $  27,370
                                                                                =========    =========

         The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                    For the Years Ended December 31,
                                                                              ------------------------------------------
                                                                                  1999          2000            2001
                                                                              -----------    -----------     -----------

Revenues:
   Product sales to related party                                             $     1,844    $     2,957     $     8,191
   Research, development and milestone support from related party                       -          6,057           1,057
   Research and development grants                                                    101          1,065           1,050
   Other revenues                                                                     731            161             584
                                                                              -----------    -----------     -----------
      Total Revenues                                                                2,676         10,240          10,882
                                                                              -----------    -----------     -----------

Cost and expenses:
   Cost of product sales to related party                                           3,773          6,421          12,483
   Research and development                                                        19,066         17,511          16,498
   Selling, general and administrative                                              7,808          7,638           9,902
                                                                              -----------    -----------     -----------
      Total Costs and Expenses                                                     30,647         31,570          38,883
                                                                              -----------    -----------     -----------

Loss from operations                                                              (27,971)       (21,330)        (28,001)

Other income (expense):
   Interest income                                                                    902          1,159             145
   Interest expense                                                                (1,281)        (2,092)         (2,238)
                                                                              -----------    -----------     -----------

Net loss before cumulative effect of change in accounting principle               (28,350)       (22,263)        (30,094)

Cumulative effect of adopting Staff Accounting Bulletin 101 ("SAB 101")                 -         (6,342)              -
                                                                              -----------    -----------     -----------

Net loss                                                                      $   (28,350)   $   (28,605)    $   (30,094)
                                                                              ===========    ===========     ===========

Net loss per common share - basic and diluted before cumulative effect of
   change in accounting principle                                             $     (0.93)   $     (0.66)    $     (0.86)
Cumulative effect of adopting SAB 101                                                   -          (0.19)              -
                                                                              -----------    -----------     -----------
Net loss per common share - basic and diluted                                 $     (0.93)   $     (0.85)    $     (0.86)
                                                                              ===========    ===========     ===========

Weighted average number of common shares outstanding - basic and diluted
                                                                               30,484,982     33,536,507      35,183,859
                                                                              ===========    ===========     ===========

Pro forma amounts assuming SAB 101 is applied retroactively:
   Revenues                                                                   $     3,733
   Net loss                                                                       (27,293)
   Net loss per common share - basic and diluted                              $     (0.90)

         The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                                                   For the Years Ended December 31,
                                                                                  -----------------------------------
                                                                                      1999        2000        2001
                                                                                     -----       -----       -----
Cash flows from operating activities:
  Net loss                                                                        $(28,350)   $(28,605)   $(30,094)
  Adjustments to reconcile net loss to cash flows used in operating activities:
      Depreciation and amortization                                                  1,741       2,520       3,564
      Issuance of stock options and warrants for services                              432          --         178
      Amortization of warrants and deferred debt issuance costs relating to
       convertible debt as interest expense                                            338         505         516
      Issuance of treasury stock for purchase of incomplete technology                 900          --          --
      Issuance of common stock for interest on convertible debt                        705       1,373       1,274
      Cumulative effect of adopting SAB 101                                             --       6,342          --
  Changes in assets and liabilities:
      Inventory, net                                                                  (176)       (471)       (752)
      Other current assets and receivable from related party                        (1,187)        369        (933)
      Accounts payable                                                                 342       1,000       2,665
      Accrued expenses                                                               1,605        (458)        432
      Deferred revenue from related party                                               --      (1,057)      8,564
                                                                                  --------    --------    --------
Cash used in operating activities                                                  (23,650)    (18,482)    (14,586)
                                                                                  --------    --------    --------

Cash flows from investing activities:
  Capital expenditures                                                              (5,767)     (2,912)     (1,438)
  Capital expenditures reimbursed from related party                                    --        (485)     (8,781)
  Purchases of investments                                                         (23,728)         --      (1,200)
  Sales/maturities of investments                                                   29,805       4,068       2,644
                                                                                  --------    --------    --------
Cash provided by (used in) investing activities                                        310         671      (8,775)
                                                                                  --------    --------    --------

Cash flows from financing activities:
  Proceeds from issuance of convertible note to related party                           --          --      10,000
  Proceeds from issuance of convertible debt                                        20,000          --          --
  Deferred debt issuance costs                                                        (575)         --        (176)
  Proceeds (payment) of term loan                                                    4,728        (394)     (4,334)
  Preferred stock redeemed in cash                                                      --      (6,180)         --
  Proceeds from sale of common stock - net                                              --      15,930      11,158
  Proceeds from exercise of stock options                                              813      12,267         626
  Bank promissory note                                                                  --          --       5,000
  Payment of bank promissory note                                                       --          --      (5,000)
  Purchase of treasury stock                                                          (951)         --      (1,368)
                                                                                  --------    --------    --------
Cash provided by financing activities                                               24,015      21,623      15,906
                                                                                  --------    --------    --------

Increase (decrease) in cash and cash equivalents                                       675       3,812      (7,455)
Cash and cash equivalents, beginning of year                                         5,052       5,727       9,539
                                                                                  --------    --------    --------

Cash and cash equivalents, end of year                                            $  5,727    $  9,539    $  2,084
                                                                                  ========    ========    ========

Supplemental disclosure of cash flow information:
  Interest paid in cash during the year                                           $     28    $    380    $    222
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

                               ORGANOGENESIS INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                         For the Years Ended December 31, 1999, 2000 and 2001
-----------------------------------------------------------------------------------------------------------------------------

                                                Common Stock   Additional                   Treasury Stock              Total
                                                ------------      Paid-in      Accumulated  --------------      Stockholders'
                                               Shares Amount      Capital         Deficit    Shares Amount   Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998                  30,480    $ 305     $124,342     $ (101,017)     40   $  (391)      $   23,239
-----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock upon
 exercise of stock options and in
 connection with employee stock
 purchase plan                                  120        1          812                                               813
Issuance of warrants with convertible
 debt                                                               2,318                                             2,318
Series C convertible preferred stock
 to be redeemed in cash                                            (6,180)                                           (6,180)
Issuance of common stock for interest
 on convertible debt                             89        1          704                                               705
Issuance of stock options and
 warrants to consultants                                              432                                               432
Purchase of incomplete technology                                     462                    (50)      538            1,000
Purchase of treasury stock                                                                    95      (951)            (951)
Net loss                                                                         (28,350)                           (28,350)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                  30,689      307      122,890       (129,367)     85      (804)          (6,974)
-----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock upon
 exercise of stock options and in
 connection with employee stock
 purchase plan                                2,534       25       12,242                                            12,267
Issuance of common stock for interest
 on convertible debt                             90        1        1,372                                             1,373
Issuance of common stock for
 convertible debt                               172        2        2,223                                             2,225
Sale of common stock - net                    1,089       11       15,919                                            15,930
Net loss                                                                         (28,605)                           (28,605)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                  34,574      346      154,646       (157,972)     85      (804)          (3,784)
-----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock upon
 exercise of stock options and in
 connection with employee stock
 purchase plan                                  164        2          624                                               626
Issuance of common stock for interest
 on convertible debt                            165        2        1,272                                             1,274
Issuance of stock options and
 warrants to consultants                                              178                                               178
Sale of common stock - net                    2,412       23       11,135                                            11,158
Beneficial conversion feature related
 to convertible debt issued                                           242                                               242
Purchase of treasury stock                                                                   165    (1,368)          (1,368)
Net loss                                                                         (30,094)                           (30,094)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                  37,315    $ 373     $168,097     $ (188,066)    250   $(2,172)      $  (21,768)
-----------------------------------------------------------------------------------------------------------------------------


         The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business
------------------

     Organogenesis Inc. designs, develops and manufactures medical products containing living cells and/or natural connective tissue. We were the first company to develop, manufacture and gain US Food and Drug Administration ("FDA") approval for a mass-produced product containing living human cells. Our lead product, Apligraf living skin substitute, is FDA approved and marketed in the US for two uses: treatment of healing-resistant venous leg ulcers, approved in May 1998, and treatment of healing-resistant diabetic foot ulcers, approved in June 2000. Novartis Pharma AG ("Novartis") has exclusive global Apligraf marketing rights. Our FortaFlex bioengineered collagen matrix product line includes FortaPerm tissue support product and FortaGen tissue repair product. Both FortaPerm and FortaGen are being sold by our sales and marketing team.

     The Company's consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has experienced recurring losses from operations of $28,350,000, $28,605,000 and $30,094,000 for the years ended December 31, 1999, 2000, and 2001, respectively, and recurring negative cash flow from operations of $23,650,000, $18,482,000, and $14,586,000 for the years ended December 31, 1999, 2000, and 2001, respectively. In addition, the Company has negative working capital of $2,509,000 and a stockholders' deficit of $21,768,000 at December 31, 2001.

     Based upon current forecasts, management believes that the Company has sufficient liquidity to finance operations through March 31, 2003 for the following reasons:

     . Management has implemented a 16% workforce reduction on February 25, 2002 which we expect will reduce costs by approximately $5,000,000 per year

     . The Company has received net proceeds of approximately $15,500,000 on March 21, 2002 from the private placement of common and convertible preferred stock

     . Management has developed additional plans to reduce costs which include an on-going discretionary expense reduction program and a number of product cost reduction programs

     . Management has developed programs to expand revenues from the Apligraf and Fortaflex family of products.


     Management forecasts are based on these plans, which involve assumptions as to revenue growth and cost reductions which could prove to be incorrect. If those assumptions are incorrect and cause greater cash needs than forecasted, we will seek additional financing. From inception we have been able to finance our operations through public offerings and private placements of equity and debt securities, as well as receipts from research support and contract revenues and product sales.

     The Company does not currently satisfy the American Stock Exchange ("AMEX") guidelines for continued listing principally due to a shareholder equity deficiency and recurring losses. If the Company were delisted, the holders of the Company's $17,500,000 of long-term convertible debt outstanding and $10,000,000 of long-term convertible debt from related party could declare their principal and accrued interest to be immediately payable in cash as a result of a default under those debt agreements. The Company is currently under review by the AMEX and management is in frequent contact with the Exchange regarding the Company's progress in raising capital and meeting projected operating results.

     The circumstances noted above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We are subject to risks, including, but not limited to, the following uncertainties:

     .    Continued operating losses and the time required to achieve profitability;
     .    Availability of additional capital on acceptable terms, if at all;
     . Market acceptance of our products and successful marketing and selling of Apligraf by Novartis;
     .    Dependence on our strategic relationships to market our products;
     .    Production at a single location for Apligraf;
     . Manufacture and sale of products in sufficient volume to realize a satisfactory margin;
     . Development by competitors of new technologies or products that are more effective than ours;
     . We may not be successful in marketing our own products, which we have just begun to commercialize.
     . Risk of failure of clinical trials for future indications of Apligraf and for other products;
     .    Compliance with FDA regulations and similar foreign regulatory bodies;
     .    Product quality issues which could lead to product recalls;
     . Protection of proprietary technology through patents and risks of infringement claims by third parties;
     .    Continued availability of raw material for products;
     .    Dependence on and retention of key personnel;
     .    Availability of sufficient product liability insurance;
     .    Adequate third-party reimbursement for products;
     . Delays or stoppages in transportation may make it impossible to produce or ship our products;
     .    Stock price volatility and fluctuation;
     .    Meeting the American Stock Exchange requirements for listing;
     . Meeting obligations under the convertible subordinated promissory note issued to Novartis;
     .    Affect of anti-takeover measures on the value of our stock; and
     . Affect of outstanding options, warrants and convertible securities on the value of our stock.

Summary of Significant Accounting Policies
------------------------------------------

          Principles of Consolidation and Use of Estimates
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany activity has been eliminated. Certain reclassifications have been made for consistent presentation. These reclassifications have no impact on financial position or results of operations. We prepare our financial statements under generally accepted accounting principles that require us to make estimates and assumptions that affect amounts reported and the related disclosures. Actual results could differ from those estimates. Certain prior amounts have been reclassified to conform to the current year presentation. We also have a wholly-owned investment subsidiary, Dan Capital Corporation, which holds a substantial portion of our cash, cash equivalents and investments.

          Cash and Cash Equivalents
          Cash and cash equivalents consist of cash and money market funds that are convertible into a known amount of cash and carry an insignificant risk of change in value. These investments are highly liquid and have original maturities of less than three months.

          Concentration of credit risk
          Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash, cash equivalents, high grade investments and receivable from Novartis. We have established guidelines that relate to credit quality, diversification, and maturity, and that limit exposure to any one issue of securities.

          Inventory
          Inventory is stated at the lower of cost or market, cost being standard cost, which approximates the first-in, first-out method of accounting.

          Property and Equipment
          Equipment, furniture and fixtures, office equipment and leasehold improvements are stated at cost. Depreciation is calculated using the straight-line method over three to ten years. Leasehold improvements are being amortized using the straight-line method over the shorter of useful life or term of lease. Construction in progress represents costs incurred to date in connection with facility expansion activities and are not depreciated until such facilities become operational. These costs are then amortized using the straight-line method over the shorter of useful life or lease term. Interest cost incurred during the period of construction in progress relating to expansion of our main facility is capitalized. The interest cost capitalized for the period ended December 31, 1999 and 2000 was $150,000 and $197,000, respectively. No interest was capitalized in 2001.

          Maintenance and repairs are charged to expense as incurred and betterments are capitalized. Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations.

          Long-Lived Assets
          Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction or market emphasis, business plans, regulatory developments, economic and budget projections, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the present value of its expected cumulative net operating cash flow or the asset's usefulness in research and development programs or operations over the remaining life of the asset. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized.

          Debt Issuance Costs
          We have incurred debt issuance costs in connection with our long-term debt. These costs are capitalized and amortized over the term of the related debt. Amortization expense related to debt issuance costs was $127,000 and $119,000 in 2000 and 2001, respectively. Accumulated amortization of these costs was $194,000 and $313,000 at December 31, 2000 and 2001, respectively.

          Deferred Revenue from Related Party
          During 2001, Novartis provided funding support for facility upgrades and for the European manufacturing suite in the US facility. We have recorded the full amount of this funding as deferred revenue which will be recognized over the period that the completed manufacturing facility is used for production of Apligraf to be sold to Novartis, which is expected to start later in 2002.

          At December 31, 2001, deferred revenue from related party of $13,849,000 consisted of: funding received from Novartis for facility upgrades and for the European manufacturing suite in the US facility of $8,964,000 (with an additional $302,000 expected to be received during 2002); the unrecognized portion of funding received from Novartis for support activities related to the regulatory filing for Apligraf approval across the European Union of $446,000; the unrecognized portion of product revenues received, which are performance based of $211,000; and the remaining deferred revenue related to adopting SAB 101 of $4,228,000.

          Revenue Recognition
          Prior to 2000, we recognized up front non-refundable research and development support payments as revenue when received. During the year ended December 31, 2000, we changed our method of accounting for up front non-refundable research and development support payments to recognize such amounts over the term of the related collaboration with Novartis Pharma AG ("Novartis"). This change in accounting principle is in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which was issued in December 1999 and summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000, and recorded the cumulative effect of a change in accounting principle related to all up front non-refundable research and development support payments recognized in prior periods of $6,342,000. Of this amount, $1,057,000 was recognized as revenue during the years ended December 31, 2000 and 2001, respectively, and the remaining $4,228,000 will be recognized ratably through December 2005, in accordance with SAB 101's guidance.

          Revenues from non-refundable milestone payments are recognized when proceeds are received and the related costs and effort are considered substantive. During the second quarter of 2000, we recognized $5,000,000 of milestone support revenue.

          Revenue from product sales are recognized upon shipment after risk of ownership passes to the buyer, collection is probable and we have no performance obligations. Product revenues which are performance based are deferred until performance is achieved. Revenue from research grants is recognized to the extent of allowable costs incurred. Other revenues include funding received from Novartis for support activities related to the regulatory filing for Apligraf approval across the European Union and are recognized as costs are incurred. In addition, other revenues related to royalties are recorded as earned. Deferred revenue arises from the difference between cash received and revenue recognized in accordance with these policies.

          Revenue for funding received from Novartis for reimbursement of manufacturing facility expenditures will be recognized ratably over the period that the completed manufacturing facility is used for production of Apligraf to be sold to Novartis. No such revenues have been recognized to date. The funding was used to support facility investment needed for the approval and sale of Apligraf in the European Union and for upgrades to our manufacturing facility.

          Research and Development
          Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, process development, facilities costs, engineering support, overhead costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs.

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

          Net Loss Per Common Share
          Net loss per common share (basic and diluted) is based on the weighted average number of common shares outstanding during each period. Potentially dilutive securities at December 31, 2001 include: stock options outstanding to purchase 3,271,826 common shares; warrants to purchase 562,009 common shares; and debt convertible into 3,409,540 common shares; however, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive. Potentially dilutive securities at December 31, 2000 include: stock options outstanding to purchase 3,737,019 common shares; warrants to purchase 900,000 common shares; and debt convertible into 1,694,968 common shares; however, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive. Potentially dilutive securities at December 31, 1999 included: stock options outstanding to purchase 7,449,874 common shares; warrants to purchase 900,000 common shares; Series C preferred stock convertible into 213,638 common shares; and debt convertible into 1,957,384 common shares; however, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive.

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

Research Agreements
-------------------

     We have entered into various collaborative research agreements that are generally funded over a one or two-year period. Each agreement is reviewed at least annually and the amounts to be funded for the next period are then determined. Either party may cancel the agreement upon advance written notice. Total payments made by us to third parties under these agreements were $662,000, $604,000 and $208,000 for 1999, 2000 and 2001, respectively.

Investments
-----------

     The investments held are classified as available-for-sale and are carried at cost plus accrued interest, which approximates fair market value and, accordingly, there was no adjustment to stockholders' equity. We use a specific identification cost method to determine the gross realized gains and losses on the sale of our securities. We also classify investments in accordance with their intended use. At December 31, 2001, the intended use of all investments is to fund working capital and plant expansion in the coming year. We invest excess cash in securities that have an A or A1 rating or better with a maximum maturity of two years.

     The aggregate cost and fair market value of investments are as follows (in thousands):

                                         December 31, 2000    December 31, 2001
                                        ------------------  -------------------
                                        Amortized   Market  Amortized    Market
                Maturity                     Cost    Value       Cost     Value
-------------------------------------------------------------------------------
 Less than one year:
   US Government and Agency bonds          $    -   $    -     $1,200    $1,200
   Corporate and other debt securities      1,015    1,013          -         -
   Certificates of deposit                    624      624          -         -
 Greater than one year:                                             -         -
   US Government and Agency bonds           1,005    1,001          -         -
   Corporate and other debt securities          -        -          -         -
                                           ------   ------     ------    ------
 Total Investments                         $2,644   $2,638     $1,200    $1,200
                                           ======   ======     ======    ======

Inventory
---------

     Inventory, at net realizable value, consisted of the following (in thousands):

                                                                    December 31,
                                                          ----------------------
                                                            2000          2001
--------------------------------------------------------------------------------

Raw materials                                             $   488       $   525
Work in process                                               889         1,604
                                                          -------       -------
                                                          $ 1,377       $ 2,129
                                                          =======       =======

     We have reserved $167,000 and $204,000 for the years ended 2000 and 2001, respectively, for obsolescence and to reduce the carrying value of inventory to net realizable value.

Property and Equipment
----------------------

     Property and equipment consisted of the following (in thousands):

                                                                             Estimated Useful             December 31,
                                                                                                 ---------------------
                                                                                  Life (Years)       2000         2001
----------------------------------------------------------------------------------------------------------------------
 Equipment                                                                               3-10    $ 12,439     $ 13,593
 Equipment funded by related party                                                       3-10           -        2,250
 Furniture, fixtures and office equipment                                                 3-5       2,765        3,019
 Leasehold improvements                                  Shorter of useful life or lease term      10,519       10,549
 Construction-in-progress funded by related party                                                     485        7,016
                                                                                                 --------     --------
                                                                                                   26,208       36,427
 Less accumulated depreciation                                                                    (13,600)     (17,164)
                                                                                                 --------     --------
                                                                                                 $ 12,608     $ 19,263
                                                                                                 ========     ========

     Construction-in-progress begins to depreciate when it is put into service.

Accrued Expenses
----------------

     Accrued expenses consisted of the following (in thousands):

                                                                                                          December 31,
                                                                                                 ---------------------
                                                                                                     2000         2001
----------------------------------------------------------------------------------------------------------------------
 Compensation and employee benefits                                                              $  1,869     $  1,469
 Accrued severance                                                                                      -          857
 Professional services                                                                                734          504
 Accrued interest                                                                                     368          464
 Other                                                                                                611          720
                                                                                                 --------     --------
                                                                                                 $  3,582     $  4,014
                                                                                                 ========     ========

Term Loan Agreement
-------------------

     In November of 1999, we entered into a $5,000,000 term loan agreement with a commercial bank to finance the purchase of certain equipment, leasehold improvements and other items. Borrowings under the term loan were collateralized by a security interest in the items financed. The agreement provided for repayment of the principal amount of the loan in 12 equal quarterly installments commencing December 29, 2000, with final payment due on September 30, 2003. The loan bore interest at a fluctuating rate per annum that was equal to the prime rate in effect from time to time, or we could elect that all or any portion of any term loan be made as a LIBOR loan with an interest period of one month, two months, three months or six months with the interest rate being equal to LIBOR plus an applicable margin (175 to 225 basis points). We were required to comply with certain covenants relating to our outstanding term loan, involving limitations on future indebtedness, dividends and investments, and to maintain certain financial covenants pertaining to liquidity, capital base, and debt service coverage (or, alternatively, maintaining a minimum unencumbered cash balance). The weighted average interest rate paid during this period was 7.82%. This borrowing was collateralized by a security interest in the fixed assets financed. On July 6, 2001, we paid the remaining $3,562,000, which represented all outstanding principal and accrued interest under this term loan.

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

     During February and March of 2002, we borrowed $600,000 from a commercial bank that was evidenced by two promissory notes. The loans were used for general corporate purposes with the interest rate being equal to the bank's prime rate plus three percent. On March 25, 2002, all outstanding amounts under the promissory notes were paid in full. Loans made under the promissory notes were collaterized by a security interest in all of our assets.

Commitments
-----------

     Lease Obligations
     We occupy our main office and manufacturing premises under a facility lease for 79,500 square feet of space in Canton, Massachusetts at an annual average base rent of approximately $790,000, plus operating expenses, that expires on September 30, 2004. This lease has three options to extend the term for an additional five years per option. Taxes, insurance and operating expenses are our responsibility under the terms of the lease. In May 1999, we entered into another facility lease for approximately 20,500 square feet of additional office and warehouse space in Canton, Massachusetts at an annual average base rent of approximately $138,500, plus operating expenses, that expires on December 5, 2004. This lease has three options to extend the term for an additional five years per option. In total, we currently lease 100,000 square feet of space.

     Future minimum lease payments are as follows (in thousands):

2002                                                                     $  996
2003                                                                        980
2004                                                                        765
                                                                         ------
                                                                         $2,741
                                                                         ======

     Rent of approximately $800,000, $1,065,000 and $1,058,000 was charged to expense during the years ended December 31, 1999, 2000 and 2001, respectively.

     Purchase of Technology
     In April 1999, we purchased specific equipment and intellectual property, consisting of patents and laboratory documentation, from Baxter Healthcare Corporation relating to the research and development for the design and manufacturing of key mechanical components of an extracorporeal liver assist device. The purchase price consisted of the reissuance of 50,000 shares of common stock held in treasury. In May 1999, we filed a registration statement registering all 50,000 of these shares, 25,000 of which were subject to a one-year lock-up agreement. Additionally, we may be required to make a future cash payment to Baxter. That payment may be due on January 31, 2003 or within thirty days of us receiving approval from the FDA of an Investigational Device Exemption for a liver assist device, whichever is first. We expect that January 31, 2003 will be the earlier date and, thus, the potential payment due date. The amount of that payment is determined by subtracting from $1,000,000 the greater of (i) the sum of any gross proceeds received by Baxter from the sale of any its 50,000 shares and the value of any unsold shares at the time the payment is due or (ii) the value of all 50,000 shares at the time the payment is due. The value of the shares is calculated by multiplying the average daily closing price of our common stock over the twenty consecutive trading days immediately prior to January 1, 2003 or the FDA approval. We will have no obligation to make such future cash payment if at any time during the period between April 2000 and the date such cash payment is otherwise payable by us, if the value of the shares of common stock issued to Baxter is equal to or greater than $1,000,000. As of April 9, 2002, the value of the shares had not equaled or exceeded $1,000,000. This estimate assumes that Baxter does not sell all or some of its shares at a price higher than the twenty consecutive trading day average.

     Total consideration under the contract is $1,000,000, of which $900,000 was recorded as purchase of incomplete technology and is included in research and development expenses and the remaining $100,000 was capitalized to property and equipment. The purchase was made to strengthen our resources for our liver assist device program. The charge to purchase of incomplete technology was due to the early stage of the technology which had not yet provided proof of principle. We expect it will cost millions of dollars and take a minimum of 4 to 6 years before we could develop a product which might be approved for commercial sale. We are currently seeking third party funding for our liver assist device program.

         Grants

         In November 1999, we received notice of a $2,000,000 grant under the Advanced Technology Program of the National Institute for Standards and Technology ("NIST") to help support development of an effective liver assist device prototype, of which we have received $1,768,000 and expect to receive the remaining amount in 2002. This grant requires that the United States federal government can access for its own purpose technology developed using the funding. A product developed based on the funding from the NIST grant must be manufactured substantially in the United States. In addition, we are subject to regular audit and reporting requirements. We have recorded revenue of $51,000, $963,000 and $947,000 for the years ended December 31, 1999, 2000 and 2001, respectively, relating to this research grant.

Income Taxes
------------

         The approximate tax effect of each type of temporary difference and carryforward is reflected in the following table (in thousands):

                                                                    December 31,
                                                              ----------------------
                                                                 2000          2001
------------------------------------------------------------------------------------
Deferred tax assets and (liabilities):
    Net operating loss carryforwards                         $ 53,053      $ 50,837
    Research and development credits and other credits          5,516         6,359
    Depreciation                                               13,215        18,935
    Other                                                       2,976         6,630
                                                             --------      --------
Net deferred tax assets before valuation allowance             74,760        82,761
Valuation allowance                                           (74,760)      (82,761)
                                                             --------      --------
Net deferred assets after valuation allowance                $      0      $      0
                                                             ========      ========


         Since inception, we have generated net losses for which no related tax benefit has been realized. As of December 31, 2001,we had federal and state net operating loss carryforwards of approximately $135,869,000 and $77,351,000 respectively, which may be available to offset future federal and state income tax liabilities and expire at various dates throughout 2021. We have recorded a deferred tax asset of approximately $23,417,000 reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this $23,417,000 deferred tax asset will be recorded as a credit to additional paid-in-capital when realized. At December 31, 2001, we had federal and state tax credit carryforwards of approximately $4,249,000 and $2,702,000, respectively, which expire beginning in 2001 and 2006, respectively

         As required by Statement of Financial Accounting Standards No. 109, management of Organogenesis, Inc. has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and research and experimentation credit carryforwards. Management has determined that it is more likely than not that Organogenesis, Inc. will be unable to recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $82,761,000 has been established at December 31, 2001.

         Ownership changes, as defined in Internal Revenue Code, may limit the amount of net operating losses and research and development tax credit carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

Related Party Transactions with Novartis
----------------------------------------

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

         In February 2001, we amended our collaborative agreement with Novartis, effective January 2, 2001. The amended agreement:

         . Grants Novartis the right to purchase an exclusive option to negotiate terms to license Organogenesis's product Vitrix and also a second living dermal replacement product currently in research;
         . Provides Organogenesis with significantly higher payments for units of Apligraf;
         . Grants Organogenesis the right for three years to sell, at its discretion, to Novartis up to $20 million in equity or convertible debt, of which $10 million was received in October 2001;
         . Includes funding support from Novartis to upgrade Organogenesis's manufacturing facility and for the facility investment needed for approval and sale of Apligraf in the European Union;
         . Includes funding support for Apligraf clinical development activities (e.g., to further broaden its approved uses); and
         . Includes development funding support for each living dermal replacement product for which Novartis purchases an option to commence licensing negotiations.

         We supply Novartis's global requirements for Apligraf and receive a product payment based on net product sales. Receivable from related party consists of amounts due on product sales to Novartis, funding of certain programs by Novartis and reimbursement of certain test costs related to the manufacturing of the product. Novartis is billed monthly for payments due on product sales and on an as incurred basis for other billings.

         On June 29, 2001, we exercised a $10,000,000 security option with Novartis, which closed on October 16, 2001. The security sold was a 7% Convertible Subordinated Note in the principal amount of $10,000,000 with a maturity date of March 29, 2004. The note may be converted into shares of common stock at an adjusted conversion price of $4.49 per share (subject to further adjustment dependent on common stock trading limitations or Novartis Conversion rights change) at any time by Novartis or by us, subject to certain conditions, at any time after March 31, 2002. The conversion price of the Note was below the trading market price on the day the Note was issued. As a result of this beneficial conversion feature, we recorded interest expense of $15,000 during the fourth quarter of 2001 and will record $342,000 of added interest expense over the remaining period the note is outstanding. Interest on the note accrues at 7% annually, payable in cash, common stock (at the average market price for the twenty trading days immediately proceeding the due date) or any combination thereof, at our option, subject to certain conditions, on September 30 and March
31. Principal amounts due under the note, including accrued interest, may become immediately payable in cash if an event of default occurs, defined as: any default in the timely payment of principal, interest or liquidated expenses under the note; any representation or warranty made to Novartis which proves to have been incorrect when we made it under the note or the February 2001 Securities Purchase Agreement with Novartis or related documents; any failure to perform any covenant or agreement, or otherwise commit a breach under, the Note or the February 2001 Securities Purchase Agreement which is not remedied by us within 30 days of notice; any bankruptcy, insolvency or reorganization proceedings involving us or any of our subsidiaries; and the delisting or suspension of our common stock from trading on the AMEX without being relisted or having such suspension lifted within 30 trading days.

         Additionally, if we fail to deliver to Novartis registered shares of our common stock on conversion of the Note, we will be required to pay to Novartis the greater of (a) actual expenses incurred by Novartis as a result of Novartis' need to purchase shares of common stock to satisfy its delivery requirements, and (b) on each date the conversion is not timely effected, an amount equal to one percent (1%) of the product of the number of shares of common stock not issued to Novartis on a timely basis and the closing bid price of our common stock on the last date that we could have issued shares of our common stock to Novartis without violating our delivery obligations.

         As a result of previous equity investments made in prior years and not including conversion of their 7% Convertible Subordinated Note, Novartis holds approximately 1.8% of our outstanding shares as of December 31, 2001. Assuming conversion of the 7% Convertible Subordinated Note, Novartis would hold approximately 7.4% of our outstanding shares as of December 31, 2001.

         As of December 31, 2001, Novartis approved funding support of $9,266,000 for facility upgrades and for the European manufacturing suite in the US facility. All payments made have been recorded as deferred revenue for the year ended December 31, 2001. Revenue will be recognized over the period that the completed manufacturing facility is used for production of Apligraf to be sold to Novartis, which is expected to start later in 2002. We have incurred $485,000 and $8,781,000 for the years ended 2000 and 2001, respectively, relating to this funding support.

         During the year ended December 31, 2001, Novartis agreed to provide funding for support activities related to the regulatory filing for Apligraf marketing approval across the European Union. We received $782,000, of which $336,000 was recorded as other revenues for the year ended December 31, 2001, with the remainder included in deferred revenue from related party at December 31, 2001. During the first quarter of 1999, Novartis agreed to provide funding for publication study programs to be conducted by us. We have recorded other revenues of $162,000 and $19,000 for the years ended December 31, 2000 and 2001, respectively, relating to the initiation of these programs.

         The following table summarizes by year all equity and convertible debt investments, non-refundable research, development and milestone support payments received from Novartis. Product and other payments are included under the captions "Product sales to related party" and "Other revenues" in our financial statements.

                                                 1996          1997         1998          1999         2000         2001
                                          -----------   -----------  -----------   -----------  -----------  -----------
Equity investments                        $ 5,000,000   $         -  $ 6,000,000    $        -  $         -  $         -
Convertible note                                    -             -            -             -            -   10,000,000
Up front non-refundable research and
  development support payments              6,500,000     2,500,000      750,000             -            -            -
Funding support for facility upgrades               -             -            -             -      485,000    8,781,000
Non-refundable milestone payments                   -             -    6,000,000             -    5,000,000            -
                                          -----------   -----------  -----------   -----------  -----------  -----------
Total                                     $11,500,000   $ 2,500,000  $12,750,000    $        -  $ 5,485,000  $18,781,000
                                          ===========   ===========  ===========   ===========  ===========  ===========


License Agreement
-----------------

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

Convertible Debt
----------------

         On March 31, 1999, we completed a financing of $20,000,000 through the private placement of five-year convertible debentures and 400,000 warrants to purchase common stock. The debentures are convertible by the holders at a price of $14.50 per share (subject to further adjustment dependent on common stock trading limitations or debenture holders Conversion rights change) at any time on or after March 30, 2000. Interest on the debentures accrues at 7% annually, payable in cash, common stock (at the average trading price for the twenty trading days preceding the due date) or any combination thereof, at our option, semi-annually on September 30 and March 31 or on the date any of the principal outstanding under the notes has been converted into common stock. At our option, at any time on or after March 30, 2002, the debentures may be prepaid by conversion of the principal into common stock at the conversion price of $14.50 (subject to further adjustment dependent on common stock trading limitations or debenture holders Conversion rights change), cash or any combination thereof and payment of any accrued interest as described above, provided that the average per share market value for the twenty consecutive trading days immediately preceding the date of prepayment equals or exceeds $38.67 per share. The notes mature on March 29, 2004 and are payable in cash. The warrants grant the right to purchase one share of common stock at the exercise price of $21.75 for each $50.00 in face value of the convertible notes at any time before March 30, 2004. Approximately $2,318,000 of the $20,000,000 financing was allocated to the estimated fair value of the warrants and is included in additional paid in capital. This amount is amortized as a non-cash charge to interest expense over the life of the debentures and was $271,000, $402,000 and $383,000 for the years ended 1999, 2000 and 2001, respectively. Debt issuance costs are included in other assets and are amortized to interest expense over the life of the debentures. The debenture holders may declare the full principal amount of this note, together with all accrued interest, immediately due and payable in cash if our common stock is delisted from the American Stock Exchange or suspended from trading, without being relisted or having such suspension lifted, within 30 Trading Days.

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

Stockholders' Equity
--------------------

         Preferred Stock
         We have authorized 1,000,000 shares of preferred stock at December 31, 2001, comprised of the following designations:

    .    250,000 shares Series A convertible preferred stock;
    .     50,000 shares Series B Junior participating preferred stock;
    .        200 shares Series C convertible preferred stock;
    .    699,800 shares authorized and unissued.

         In March 1998, we completed a placement of 200 shares of Series C convertible preferred stock and warrant financing with two institutional investors at a price of $100,000 per share. Proceeds from the offering, net of placement agent fees and expenses, were approximately $19,117,000. In addition, the investors received three-year warrants to purchase an aggregate of 200,000 shares of common stock at $31.20 per share. The warrants expired in April 2001. In July 1998, the investors exercised their right to receive additional warrants to purchase 150,000 shares of common stock at $17.45 per share with an expiration date of March 26, 2001. We also issued a warrant to purchase an aggregate of 50,000 shares of common stock at $28.80 per share to the placement agent that expired March 25, 2001. The total fair value of all warrants was estimated to be approximately $2,509,000 and is included in additional paid-in capital.

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

         In March 2002, we designated 120,000 shares as Series D convertible redeemable preferred stock prior to a private placement completed subsequent to December 31, 2001.

         Common Stock
         We have authorized 80,000,000 shares of common stock, of which there were 34,489,459 and 37,065,120 shares outstanding as of December 31, 2000 and 2001, respectively.

         On February 14, 2000, the Securities and Exchange Commission declared effective a shelf registration for the placement of up to 3,000,000 shares of common stock with an aggregate offering price not to exceed $50,000,000. In February and March 2000, we completed private placements for 1,088,925 shares of common stock under this shelf registration yielding net proceeds of approximately $15,930,000. During May and June 2001, we sold 237,200 shares of common stock through an underwriter yielding net proceeds of $1,342,000. On October 16, 2001, we placed to a group of predominately new investors 1,670,645 shares of common stock under the shelf registration, yielding net proceeds of $6,566,000.

         For 2001, we issued 165,058 shares of common stock for payment of interest on our long-term convertible debt.

         On August 28, 2001, two directors and one additional investor purchased 503,876 shares of unregistered common stock yielding proceeds of $3,250,000. In addition, the investors received three-year warrants to purchase an aggregate of 62,009 shares of common stock at $8.55 per share.

         Equity securities issued to consultants
         In October 1999, we executed an agreement granting warrants to purchase 100,000 shares of common stock at an exercise price of $10.00 per share to a consultant. These warrants were fully vested at December 31, 1999, with an expiration of five years. We recorded approximately $411,000 of expense as of December 31, 1999 relating to the fair value of these warrants (using an option-pricing model).

         During 2001, we granted to a consultant options to purchase 35,000 shares of common stock at an exercise price of $8.10 per share, which were fully vested at December 31, 2001 and to a second consultant options to purchase 6,000 shares of common stock at an exercise price of $4.65, which vest over three years. We recorded approximately $178,000 of expense as of December 31, 2001 relating to the fair value of these options (using an option-pricing model).

         Subsequent Security Issuance
         On March 21, 2002, we completed a private placement of 100,000 shares of Series D convertible preferred stock, with rights to acquire an additional 20,000 shares of Series D convertible preferred stock and 7,241,376 shares of common stock, with warrants to acquire 3,620,686 shares of common stock to a select group of institutional investors yielding net proceeds of approximately $15,500,000. We plan to file a registration statement on Form S-3 related to the common stock sold in the private placement and common stock issuable upon conversion of the preferred stock and upon exercise of the warrants. We will file another registration statement if at least 10,000 additional shares of Series D convertible preferred stock is sold upon exercise of the rights sold in the private placement. This registration statement would register the resale of common stock issuable upon conversion of the preferred stock so issued.

Treasury Stock
--------------

         In December 2000, the Board of Directors authorized a common stock repurchase program for up to 500,000 additional shares. During January 2001, we repurchased 165,000 shares of common stock for an aggregate purchase price of approximately $1,368,000. The stock repurchase program may be discontinued at any time. We agreed in connection with the March 2002 private placement not to purchase shares under the repurchase program prior to March 13, 2003.

         We had in treasury 85,000 shares of common stock at a cost of $804,000 and 250,000 shares of common stock at a cost of $2,172,000, at December 31, 2000 and 2001, respectively.

Stockholder Rights Plan
-----------------------

         In August 1995, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one right for each outstanding share of common stock to stockholders of record on September 1, 1995. After adjusting for two one-for-four stock dividends distributed during 1997 and one one-for-four stock dividend distributed during 1998, there is approximately 0.51 of a right for each outstanding share of common stock. Each right only becomes exercisable and transferable apart from the common stock at the earlier of: (1) ten days after a person or affiliated group of persons acquires beneficial ownership of 15% or more of outstanding common stock; or (2) ten business days following an announcement of a tender or exchange offer of 30% or more of outstanding stock. The Stockholder Rights Plan was amended on March 19, 1999 in order to comply with changes in interpretation of Delaware corporate law.

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

         The rights may be redeemed for $0.01 per right, subject to adjustment, at any time until the earlier of the expiration date of the rights or the tenth day following the date of the public announcement that a person or affiliate group has acquired beneficial ownership of 15% or more of the outstanding shares of common stock. The rights will expire on September 1, 2005.

Stock-Based Compensation
------------------------

         At December 31, 2001, we had five stock-based compensation plans (collectively, Stock Option Plans), as described below. Consistent with the provisions prescribed by SFAS 123, the following are the pro forma net loss and net loss per common share (basic and diluted) for the years ended December 31, 1999, 2000 and 2001, respectively, had compensation cost for the Stock Option Plans been determined based on the fair value at the grant date for grants made in 1999, 2000 and 2001 (in thousands, except per share data):

                                                         1999                           2000                            2001
                                 ----------------------------    ---------------------------     ---------------------------
                                  As Reported       Pro Forma    As Reported       Pro Forma     As Reported       Pro Forma
-----------------------------------------------------------------------------------------------------------------------------
Net loss                             $(28,350)       $(33,335)      $(28,605)       $(34,990)       $(30,094)       $(36,357)
Net loss per common
  share (basic and diluted)          $  (0.93)       $  (1.09)      $  (0.85)       $  (1.04)       $  (0.86)       $  (1.03)


         The effects on 1999, 2000 and 2001 pro forma net loss and net loss per common share (basic and diluted) of expensing the estimated fair value of stock options may not be representative of the effects on reporting pro forma results for future years.

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

         The assumptions used to calculate the weighted average fair value of options granted during 1999, 2000 and 2001 are as follows:

                                                                                            1999       2000       2001
----------------------------------------------------------------------------------------------------------------------
Assumed life for options issued to employees (years)                                         5.0        5.0        5.0
Assumed life for options issued to directors and officers (years)                            7.0        7.0        7.0
Risk-free interest rate                                                                      5.8%       5.9%       5.0%
Volatility                                                                                  68.0%      72.0%      76.0%
Dividend yield                                                                                 -          -          -
Weighted average fair value per common share of options granted during the year            $5.93      $8.17      $4.69


Stock Option Plans
------------------

         In March 1999, the Board of Directors adopted the 1999 Nonqualified Stock Option Plan (the "1999 Plan") providing for the issuance of up to 1,000,000 shares of common stock subject to adjustment for any dividend, stock split or other relevant changes in capitalization. The Board of Directors' primary reason for adopting the 1999 Plan was to enhance our ability to retain and motivate key qualified persons who are officers, directors, and consultants. Under the 1999 Plan, the Compensation Committee of the Board of Directors may grant non-qualified stock options to officers, directors and consultants. The Committee selects the individuals to whom options are granted and determines:
(1) the number of shares of common stock covered by the option; (2) when the option becomes exercisable; (3) the duration of the option, which may not exceed ten years; and (4) the vesting period, which, for officers, will generally occur ratably over a five-year period beginning one year from the date of grant. All stock options held under this 1999 Plan fully vest upon a change in control, as defined in the plan.

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

         The following table presents the combined activity of all Stock Option Plans for the years ended December 31, 1999, 2000 and 2001:

                                                             1999                        2000                       2001
                                         ------------------------   -------------------------  -------------------------
                                                         Weighted                    Weighted                   Weighted
                                                          Average                     Average                    Average
                                                         Exercise                    Exercise                   Exercise
                                              Shares        Price         Shares        Price        Shares        Price
------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period         6,006,138      $  9.10      7,449,874     $   9.09     3,737,019      $ 10.02
Granted                                    1,721,400         9.20        713,862        12.19       402,250         6.91
Exercised                                   (110,262)        6.59     (2,520,763)        4.82      (149,880)        3.53
Cancelled                                   (167,402)       12.38     (1,905,954)       14.14      (717,563)        7.80
                                           ---------                  ----------                  ---------
Outstanding at end of period               7,449,874         9.09      3,737,019        10.02     3,271,826        10.26
                                           =========                  ==========                  =========
Exercisable at year end                    3,987,847         6.39      1,666,137         8.64     1,903,608         9.95
                                           =========                  ==========                  =========

Shares available for granting
  of options at end of period              1,832,702                   2,950,274                  3,265,209
                                           =========                  ==========                  =========


         The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2001 for the Stock Option Plans:

                                                Options Outstanding                               Options Exercisable
                           --------------------------------------------------------          ----------------------------
                                                      Weighted
                                                       Average             Weighted                             Weighted
                                                     Remaining              Average                              Average
Range of Exercise                     Number       Contractual             Exercise               Number        Exercise
Prices                           Outstanding      Life (Years)                Price          Exercisable           Price
-------------------------------------------------------------------------------------------------------------------------
     $ 2.458 - 3.738                  80,841               2.0               $ 3.50               80,841          $ 3.50
       3.891 - 6.042                 424,746               4.3                 4.97              304,743            5.06
       6.144 -  9.19               1,286,514               6.5                 7.62              736,081            7.70
       9.344 - 14.25               1,080,208               7.2                11.90              558,394           11.88
      14.375 - 21.28                 217,765               6.5                17.64              113,250           17.82
       24.05 - 31.00                 181,752               6.3                25.03              110,299           25.02
                                  ----------                                                   ---------
                                   3,271,826               6.3                10.26            1,903,608            9.95
                                  ==========                                                   =========

1991 Employee Stock Purchase Plan
---------------------------------

         Under the 1991 Employee Stock Purchase Plan, a total of 366,211 shares of common stock are reserved for issuance (up to 30,000 shares may be issued in any one year). The purchase plan allows eligible employees the option to purchase common stock during two six-month periods of each year at 85% of the lower of the fair market value of the shares at the time the option is granted or is exercised. The term of this plan ends December 31, 2004. During 1999, 2000 and 2001, we issued a total of 10,089, 13,336 and 14,002 shares of common stock, respectively, under this purchase plan. Remaining shares available under this purchase plan were 287,276 as of December 31, 2001.

Employee Savings Plan
---------------------

         We have a 401(k) savings plan covering full-time employees who are eligible to participate upon hire. Under this savings plan, we may match employee contributions at management's discretion. Contributions made under the savings plan were approximately $80,000, $105,000 and $124,000 as of December 31, 1999, 2000 and 2001, respectively.

Fourth Quarter Reclassification
-------------------------------

         We reclassified $968,000 and $389,000 to cost of product sales during the fourth quarters of 2000 and 2001, respectively, due to higher actual costs compared to standard costs. This adjustment had no effect on our net loss.

Selected Quarterly Financial Data (Unaudited)
---------------------------------------------

         The following table summarizes the unaudited quarterly financial results for our last eight quarters (in thousands, except per share data):

2001                                         First                 Second                 Third            Fourth
----
                                            Quarter               Quarter                Quarter           Quarter
                                           ----------            ----------             ----------         --------
Revenues                                   $    2,511            $    2,129             $    2,951         $  3,291
Cost and expenses                               8,591                10,272                  9,823           10,197
Loss from operations                           (6,080)               (8,143)                (6,872)          (6,906)
Net loss                                       (6,502)               (8,611)                (7,448)          (7,533)
Net loss per common share - basic and
   diluted                                      (0.19)                (0.25)                 (0.21)           (0.20)

2000                                          First                 Second                 Third            Fourth
----
                                             Quarter               Quarter                Quarter           Quarter
                                           ----------            ----------             ----------         --------
Revenues                                   $    1,161            $    6,293             $    1,319         $  1,467
Cost and expenses                               7,291                 7,997                  7,744            8,538
Loss from operations                           (6,130)               (1,704)                (6,425)          (7,071)
Net loss before cumulative effect of
   change in accounting principle              (6,422)               (1,783)                (6,684)          (7,374)
Cumulative effect of adopting Staff
   Accounting Bulletin 101 ("SAB 101")         (6,342)                    -                      -                -

Net loss                                      (12,764)               (1,783)                (6,684)          (7,374)

Net loss per common share - basic and
   diluted before cumulative effect of
   change in accounting principle               (0.21)                (0.05)                 (0.19)           (0.21)
Cumulative effect of adopting SAB 101           (0.20)                    -                      -                -
Net loss per common share - basic and
   diluted                                      (0.41)                (0.05)                 (0.19)           (0.21)

       During the year ended December 31, 2000, we changed our method of accounting for up front non-refundable research and development support payments in accordance with the guidance provided by SAB 101 (see "Revenue Recognition" note). The cumulative effect of adopting SAB 101 at January 1, 2000 amounted to $6,342,000 of additional loss and equivalent amount of deferred revenue; $1,057,000 of this amount was recognized as revenue in 2000 and 2001 and $5,285,000 will be recognized as revenue in future periods.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is contained in our Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions "Information About the Board of Directors", "Information About Executive Officers " and "ELECTION OF DIRECTORS" and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

         The information required by this item is contained under the caption "Information About Executive Officers" in our 2002 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in our 2002 Proxy Statement under the captions, "Information About Principal Stockholders" and "Information About Executive Officers" and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained under the caption "Certain Transactions" in our 2002 Proxy Statement and is incorporated herein by reference.

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

      (b) Reports on Form 8-K

           A current report on Form 8-K dated October 16, 2001 was filed by the Registrant reporting that it had received an aggregate of $20.25 million from recent financing activities.

                                   SIGNATUR6ES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ORGANOGENESIS INC.

                                                 BY: /s/ STEVEN B. BERNITZ
                                                     ---------------------
                                                        Steven B. Bernitz
                                           President and Chief Executive Officer

                                                     Date: April 16, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                      Title                          Date
          ---------                      -----                          ----

    /s/ STEVEN B. BERNITZ      President, Chief Executive         April 16, 2002
----------------------------
       Steven B. Bernitz       Officer and Director
                               (Principal executive officer)

      /s/ JOHN J. ARCARI       Vice President, Finance and        April 16, 2002
----------------------------
         John J. Arcari        Administration, Chief Financial
                               Officer, and Treasurer
                               (Principal Financial and
                               Accounting Officer)

   /s/ JAMES J. APOSTOLAKIS    Director                           April 16, 2002
----------------------------
      James J. Apostolakis

                               Director                           April , 2002
----------------------------
         Albert Erani

    /s/ BERNARD A. MARDEN      Director                           April 16, 2002
----------------------------
       Bernard A. Marden

                               Director                           April , 2002
----------------------------
        Glenn Nussdorf

  /s/ MICHAEL L. SABOLINSKI    Executive Vice President, Medical  April 16, 2002
----------------------------
     Michael L. Sabolinski     and Regulatory Affairs, Chief
                               Medical and Scientific Officer
                               and Director

     /s/ ANTON E. SCHRAFL      Director                           April 16, 2002
----------------------------
        Anton E. Schrafl

                                  EXHIBIT INDEX

Exhibit No.                     Description of Exhibit
-----------                     ----------------------
  (3)(a)      Restated Certificate of Incorporation of the Company. (1)
     (b) Certificate of Amendment to the Restated Certificate of Incorporation of the Company. (8)
     (c) Certificate of Stock Designation, Number, Voting Powers, Preferences and Rights of the Series of the Preferred Stock of Organogenesis Inc. to be Designated Series A Convertible Preferred Stock. (9)
     (d) Certificate of Designation, filed with the Secretary of State of the State of Delaware on August 29, 1995. (12)
     (e)      Bylaws of the Company, as amended. (2)
     (f) Rights Agreement, dated as of September 1, 1995, between the Company and American Stock Transfer & Trust Company. (12)
     (g)      Amendment to Rights Agreement, dated March 19, 1999 (21)
     (h)      Form of Unit Warrant Agreement. (13)
     (i)      Form of Investment Agreement. (13)
     (j)      Restated Certificate of Incorporation of the Company as amended.
              (22)
     (k) Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on March 20, 2002. (31)
  (4)(a) Form of Warrant Agreement with respect to Warrants included as part of the Units of the Company's securities. (1)
     (b)      Specimen Common Stock Certificate (1)
     (c) Notice of Redemption of the Company's Redeemable Common Stock Purchase Warrants. (3)
     (d) Form of Unit Purchase Option, dated December 18, 1986, issued to each of the Company's Unit Purchase Option holders. (4)
     (e) Form of Stock Registration Rights Agreement, dated February 23, 1990, between the Company and certain security holders. (4)
     (f) Form of Common Stock Purchase Warrant, dated February 23, 1990, issued to certain security holders. (9)
     (g)      Form of Non-Redeemable Warrant dated as of March 30, 1999. (21)
     (h)      Form of 7% Convertible Subordinated Note dated as of March 30,
              1999. (21)
     (i) Securities Purchase Agreement between the Registrant and the Purchasers dated as of March 30, 1999. (21)
     (j) Form of Registration Rights Agreement between the Company and the Purchasers dated as of March 30, 1999. (21)
     (k)      Form of Common Stock Purchase Warrant dated as of August 28, 2001.
              (28)
     (l) Registration Rights Agreement, dated as of August 28, 2001, by and among the Company, Alan Ades, Glenn Nussdorf and Bernard Marden.
              (29)
     (m) Securities Purchase Agreement, dated February 23, 2001 by and between the Company and Novartis Pharma AG., formerly Sandoz Pharma Ltd. ** (30)
     (n) Form of 7% Convertible Subordinated Promissory Note dated as of September 28, 2001. (29)
     (o) Registration Rights Agreement, dated as of September 28, 2001, by and between the Registrant and Novartis Pharma AG. (29)
 (10)(a)      1986 Stock Option Plan of the Company, as amended. *(10)
     (b)      1991 Director Stock Option Plan of the Company, as amended. *(10)
     (c)      1991 Employee Stock Purchase Plan of the Company, as amended.
              *(23)
     (d)      1994 Director Stock Option Plan of the Company, as amended. *(11)
     (e) License Agreement among the Company, Eugene Bell and Massachusetts Institute of Technology dated December 16, 1985 ("MIT License Agreement"). (1)
     (f)      Amendment to MIT License Agreement, dated October 22, 1986. (1)
     (g) Second Amendment to MIT License Agreement, dated as of March 31, 1988. (6)

                                  EXHIBIT INDEX

Exhibit No.                     Description of Exhibit
-----------                     ----------------------
   (k) Subscription Agreement between the Company and a purchaser of the Series A Convertible Preferred Stock and 10% Subordinated Promissory Notes dated as of July 3, 1986, with a schedule of additional purchasers. (1)
   (l) Indenture of Lease between Canton Commerce Center Limited Partnership and the Company, dated as of July 27, 1989, as amended. (7)
   (m) Lease Agreement between North Queen Street LP and the Company, dated as of May 21, 1999. (22)
   (n) First Amendment to Lease Agreement between North Queen Street LP and the Company, dated as of June 18, 1999. (22)
   (o) Asset Purchase Agreement between the Company and Baxter Healthcare Corporation, dated as of April 14, 1999. (22)
   (q) Non-Statutory Stock Option Agreement between the Company and Herbert M. Stein dated April 7, 1987, as amended. *(5)
   (r) Manufacturing and Supply Agreement between the Company and Novartis Pharma AG, dated as of August 11, 1997. **(15)
   (s) Letter Agreement between the Company and Dr. David T. Rovee dated September 23, 1991. *(10)
   (u)        1995 Stock Option Plan, as amended. *(14)
   (v) The License and Supply Agreement between the Company and Sandoz Pharma Ltd., dated as of January 17, 1996. **(16)
   (w) The Stock Purchase Agreement between the Company and Sandoz Pharma Ltd., dated as of January 17, 1996. **(16)
   (x)        1999 Nonqualified Stock Option Plan. *(20)
   (y)        Severance Benefits Plan. *(17)
   (z) Third amendment to Indenture of Lease between between 150 Canton Office Associates, Successor as Landlord to Canton Commerce Center Limited Partnership and the Company, dated as of March 4, 1998.
              (19)
   (aa) Addendum to The License and Supply Agreement between the Company and Novartis Pharma Ltd., dated March 23, 1998. (19)
   (bb) Letter Agreement between the Company and Mr. Philip M. Laughlin dated September 24, 1999. (24)
   (cc) Credit agreement between the Company and Fleet National Bank dated November 12, 1999. (24)
   (dd) Addendum to The License and Supply Agreement between the Company and Novartis Pharma Ltd., dated March 15, 2000. (25)
   (ee) Second Amendment to and Partial Termination of Lease Agreement between 85 John Road LLC and the Company, dated as of June 30, 2000. (26)
   (ff) Amendment V as of January 2, 2001 to the License and Supply Agreement, by and between the Company and Novartis Pharma AG., formerly Sandoz Pharma Ltd. **(30)
   (gg) Severance Agreement between the Company and Mr. Philip M. Laughlin dated May 15, 2001. (27)
   (hh) Revolving Credit Agreement and Secured Revolving Promissory Note between the Company and Berkshire Bank dated June 29, 2001. (27)
   (ii) Exclusive License, Supply and Distribution Agreement between the Company and Royce Medical Company dated December 18, 2000, filed herewith ***
   (jj) Contract Manufacturing Agreement between the Company and Kensey Nash Corporation dated April 10, 2001, filed herewith ***
   (kk) Product Development and Supply Agreement between the Company and Biomet, Inc. dated August 24, 2001, filed herewith ***
   (ll) Form of Stock Purchase Agreement, dated as of March 13, 2002, by and between the Company and each Investor. (31)
   (mm)       Form of Common Stock Purchase Warrant. (31)

     (21)    Subsidiaries of the Company, filed herewith.
     (23)    Consent of PricewaterhouseCoopers L.L.P., filed herewith.

_______
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-9832).
(2) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 14, 1999.
(3) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed February 18, 1987.
(4) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-3 (File No. 33-33914).
(5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed August 14, 1997.
(6) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed March 31, 1989.
(7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K, filed April 2, 1990.
(8) Incorporated herein by reference to Exhibit 3(a) to the Company's Form 10-K, filed April 1, 1991.
(9) Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q, filed August 13, 1991.
(10) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 31, 1993.
(11) Incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed April 19, 1994.
(12) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed August 29, 1995, amended and incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 14, 1999.
(13) Incorporated herein by reference to the exhibits to the Company's Amended Registration Statement on Form S-3, filed July 5, 1995.
(14) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed November 15, 1999.
(15) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 30, 1998.
(16) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 29, 1996.
(17) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 14, 1997.
(18) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 13, 1998.
(19) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 13, 1998.
(20) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 30, 1999.
(21) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 14, 1999.
(22) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed August 16, 1999.
(23) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed November 15, 1999.
(24) Incorporated herein by reference to the exhibits to the Company's Annual Report Form 10-K, filed March 29, 2000.
(25) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed May 15, 2000.
(26) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed November 14, 2000.

(27) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q, filed August 14, 2001.
(28) Incorporated herein by reference to exhibit 10.3 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 1, 2001.
(29) Incorporated herein by reference to exhibit 10.4 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 1, 2001.
(30) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed April 24, 2001.
(31) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed March 25, 2002.

______

*   Management contract or compensatory plan identified pursuant to Item
    14(a)3.
** Confidential Treatment has been granted by the Securities and Exchange Commission.
*** Confidential Treatment has been requested with respect to portions of this document.