Form 10-K/A
period 2001-12-31
ORGANOGENESIS INC
filed 2002-04-23
CIK 779733

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT NO. 1
                                      on

                               -----------------

                                  FORM 10-K/A

                               -----------------

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

    For the Transition Period from ______ to ______

                         Commission file number 1-9898

                               -----------------
                              Organogenesis Inc.
            (Exact name of registrant as specified in its charter)

                      Delaware                 04-2871690
                   (State or other          (I.R.S. Employer
                   jurisdiction of
                  incorporation or         Identification No.)
                    organization)

                        150 Dan Road, Canton, MA 02021
              (Address of principal executive offices) (Zip Code)

                                (781) 575-0775
              Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
                 Title of Each Class        Which Registered
                 -------------------    ------------------------
              Common Stock, $.01 value   American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $35,032,000 based on the last reported sale price of the company's common stock on the American Stock Exchange as the close of business on March 25, 2002. There were 44,699,181 shares of common stock outstanding as of April 18, 2002, which excludes 250,000 treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                                                                          Part of Form 10-K
                                       Document                                        into which incorporated
                                       --------                                        -----------------------
Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of
  Stockholders........................................................................           III

   With the exception of the portions of the Definitive Proxy Statement for the registrant's 2002 Annual Meeting of Stockholders expressly incorporated into this Report by reference, such document shall not be deemed filed as a part of this Annual Report on Form 10-K.
================================================================================

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

Item 1.  Business

   Organogenesis Inc. designs, develops and manufactures medical products containing living cells and/or natural connective tissue. We were the first company to develop, manufacture and gain US Food and Drug Administration, or FDA, approval for a mass-produced product containing living human cells. Our lead product, Apligraf living skin substitute, is FDA-approved and marketed in the US for two uses: treatment of healing-resistant venous leg ulcers, approved in May 1998, and treatment of healing-resistant diabetic foot ulcers, approved in June 2000. Novartis Pharma AG has exclusive global Apligraf marketing rights. Our FortaFlex bioengineered collagen matrix product line includes FortaPerm tissue support product and FortaGen tissue repair product. Both FortaPerm and FortaGen are being sold by our sales and marketing team.

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

Business Strategy

   Our goal is to expand our position as a leading tissue repair and regeneration company. Key elements of our strategy include:

  . Accelerate market penetration of Apligraf: We support the efforts of Novartis, which has exclusive global Apligraf marketing rights, to expand the use of Apligraf in the wound care market. Our participation includes raising the awareness of Apligraf's applications and benefits among medical thought leaders by publishing Apligraf-related articles in leading medical journals, as well as participating in professional forums where advances in new treatments are discussed. We also seek to expand the indications for which Apligraf has marketing approval.

--------
    Apligraf(R) is a registered trademark of Novartis.

  . Improve our manufacturing process for Apligraf: We are continually working to improve our Apligraf manufacturing process to decrease costs and increase our production capacity. For example, we have introduced semi-automated equipment for segments of the process to increase consistency and reliability and have streamlined procedures to increase efficiency.

  . Develop new products utilizing our living cell and bioengineered collagen matrix technologies: We have recently launched two bioengineered collagen matrix products--FortaPerm tissue support and FortaGen tissue repair. We expect to introduce additional products during 2002. We have under development additional bioengineered collagen matrix, as well as living cell, product candidates.

  . Selectively utilize strategic relationships: We intend to efficiently develop and commercialize our products by maintaining a flexible strategy for outsourcing our development, manufacturing and marketing activities. Our strategy focuses our internal efforts on proprietary areas, including the manufacture of Apligraf and certain research and development programs. We seek to outsource functions that are beyond our capacity or where it is more cost effective to do so. For example, we entered into an agreement with Novartis in January 1996 under which Novartis is responsible for the worldwide marketing of Apligraf and we are responsible for its manufacture. Alternatively, we have built our own small sales force to sell certain products, including FortaPerm and FortaGen, to targeted markets.

                                   Products and Product Pipeline
----------------------------------------------------------------------------------------------------
Product or Product Under                             U.S. Development and
      Development        Indication/Potential Uses    Regulatory Status        Commercialization
------------------------ ------------------------- ------------------------ ------------------------
                                          Apligraf Product
----------------------------------------------------------------------------------------------------
 Apligraf                Diabetic foot ulcers      On market                Novartis
 living skin substitute  Venous leg ulcers         On market                Novartis
                         Skin surgery wounds       Pivotal trial            Novartis

                                         Fortaflex Products
----------------------------------------------------------------------------------------------------
 FortaPerm               Vaginal prolapse; urinary On market                Internal sales force
 tissue support          incontinence; various
                         reconstructive and
                         aesthetic plastic surgery
                         procedures

 FortaGen                Complex/recurrent         On market                Internal sales force
 tissue repair           hernias; ostomy
                         reinforcement; muscle
                         flap donor sites

 PuraPly                 Acute and chronic partial Pilot Marketing underway Royce Medical Company
 wound dressing          and full-thickness        by Royce                 and internal sales force
                         wounds

--------
   Royce(R) is a registered trademark of Royce(R) Medical Company.

                                     Products and Product Pipeline
--------------------------------------------------------------------------------------------------------
    Product or Product Under                                 U.S. Development and
          Development             Indication/Potential Uses   Regulatory Status     Commercialization
--------------------------------- -------------------------- -------------------- ----------------------

                                Other Research and Development Programs
--------------------------------------------------------------------------------------------------------
FortaFlex                         Rotator cuff repair        Marketing clearance  Biomet, Inc.
rotator cuff repair product       procedures                 granted

FortaFill                         Tissue augmentation        Under development    Expect to use internal
tissue augmentation               procedures, such as facial                      sales force
                                  augmentation

Revitix                           Following laser            Under development    Expect to use internal
regenerative skin complex         resurfacing and deep                            sales force
                                  chemical peel procedures

VITRIX                            Deep diabetic foot ulcers  Pilot study in deep  Novartis has right to
living dermal replacement product and deep pressure sores    diabetic foot ulcers purchase option to
                                                                                  negotiate license

other living wound healing                                   In research
products

Products and Programs

   We are utilizing our expertise in living cells and natural connective tissue in our product development. In addition to Apligraf, FortaPerm and FortaGen, we have developed PuraPly wound dressing product and, with Biomet, a rotator cuff repair product. Development programs include FortaFill soft tissue augmentation product candidate, Revitix regenerative skin complex and VITRIX living dermal replacement product candidate, as well as other living tissue replacements.

Apligraf living skin substitute

   Apligraf was the first mass-produced product containing living human cells to gain FDA marketing approval. Apligraf contains living human skin cells--keratinocytes and fibroblasts--organized in an epidermal and dermal layer. Apligraf is mass-produced, available to physicians on demand and does not require hospitalization for use.

   Novartis has exclusive global Apligraf marketing rights. In 2001, we amended our license and supply agreement with Novartis to significantly increase the payments we receive for Apligraf units shipped and to provide funding support for certain facility investments and clinical development activities. We obtained FDA marketing approval of Apligraf in the US for use in the treatment of venous leg ulcers in 1998 and for use in the treatment of diabetic foot ulcers in 2000. Novartis also markets Apligraf in select international markets, although sales are not significant in those markets.

   Current and Potential Markets--

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

   Reimbursement: In August 2000, the Centers for Medicare & Medicaid Services, or CMS, formerly known as the Health Care Financing Agency, placed Apligraf on the Outpatient Prospective Payment System list. This qualified Apligraf for reimbursement by Medicare when applied in the hospital outpatient setting, such as hospital-affiliated wound care clinics. In February 2001, the CMS classified Apligraf as a biologic for reimbursement purposes when used in a doctor's office. In January 2002, a permanent code was published for Apligraf in the American Medical Association's coding book. Apligraf is currently being reimbursed by Medicare in the hospital, hospital outpatient and doctor's office settings in all 50 states.

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

   FortaPerm: We have used our FortaFlex technology to develop a tissue support product called FortaPerm. In June 2001, the FDA granted 510(k) marketing clearance for FortaPerm for broad use in soft tissue reinforcement applications. A 510(k) filing demonstrates that a medical device is as safe and effective as other devices that are legally marketed for the same purpose or procedure. Initial target applications for FortaPerm include the treatment of vaginal prolapse, urinary incontinence and various reconstructive and aesthetic plastic surgery procedures. Each year in the US there are approximately 350,000 uro-gynecological procedures and 200,000 plastic surgery procedures for which FortaPerm is targeted. We began commercializing FortaPerm in October 2001.

   FortaGen: We have used our FortaFlex technology to develop a tissue repair product called FortaGen. In August 2001, the FDA granted 510(k) marketing clearance for FortaGen for broad use in soft tissue reinforcement applications. Initial target applications for FortaGen include complex/recurrent hernias, ostomy reinforcement and muscle flap donor sites. Each year in the US there are approximately 250,000 procedures to treat complex/recurrent hernias, 150,000 ostomy reinforcement procedures and 20,000 muscle flap donor site procedures for which FortaGen is targeted. We began commercializing FortaGen in January 2002.

   PuraPly: In June 2001, the FDA granted 510(k) marketing clearance for our FortaFlex-based product, PuraPly, for use as a wound dressing in the management of acute and chronic, partial and full-thickness wounds. We have entered into a collaboration agreement with Royce Medical Company that grants Royce the right to market PuraPly to the US non-hospital market.

   FortaFill: We are developing a FortaFlex-based product candidate, FortaFill, for use in soft tissue augmentation procedures, such as facial augmentation. Each year in the US, there are approximately 500,000 procedures for which FortaFill may have application.

   Collaboration with Biomet, Inc. In August 2001, we entered into a collaboration agreement with Biomet, Inc. that grants Biomet the worldwide exclusive right to distribute, market and sell co-developed FortaFlex-based orthopedic and periodontal products in exchange for a percentage of the product's net selling price. Additionally, Biomet agreed to provide us with funding for product development. The initial development project of this collaboration is a rotator cuff repair product. In March 2002, the FDA granted 510(k) marketing clearance for this product. Each year in the US, there are approximately 200,000 rotator cuff repair procedures.

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

   Based upon our current forecasts, we believe that the net proceeds of approximately $15,500,000 received subsequent to December 31, 2001 from the private placement of convertible preferred stock and common stock to a select group of institutional investors, together with product and other revenues, will be sufficient to finance operations through the first quarter of 2003. This projection is based on assumptions regarding our operating cash requirements and increased revenues from sales of Apligraf and other products, any of which could prove to be incorrect. Our research, development, manufacturing and other activities may require that we raise substantial additional funds. The "going concern" opinion from our auditors may make it more difficult for us to raise capital. We may not be able to obtain additional funding on terms favorable to us or our stockholders, if at all.

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

   We are engaged in the rapidly evolving and competitive field of tissue engineering for the treatment of skin wounds and other medical needs. Our competitors in the field of wound care include tissue engineering companies, xenotransplant companies, wound care divisions of major pharmaceutical companies and other pharmaceutical, biotechnology and medical products companies using traditional technologies to develop products for wound care. Three of our competitors are Ortec International, Inc., Advanced Tissue Sciences, Inc. and Ortho-McNeil Pharmaceutical, an affiliate of Johnson & Johnson. One of these competitors, Advanced Tissue Sciences, received FDA approval in October 2001 for a tissue-engineered, living dermal substitute for the treatment of chronic diabetic foot ulcers. This product directly competes with Apligraf. Our FortaFlex-based products compete with autologous tissue, cadaveric tissue, synthetic products, animal-derived tissue and other biomaterials. Competing companies in this field include C.R. Bard, Inc., Boston Scientific Corporation, Cook Biotech, Johnson & Johnson and Mentor Corporation. Some of our competitors have much greater resources, research and development staffs and facilities, experience in conducting clinical trials and obtaining regulatory approvals and experience in the manufacturing, marketing and distribution of products than we do. Our competitive position is based upon our ability to:

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

   Our products are subject to the risks of failure inherent in the development of innovative health care technologies and the marketing of medical products based on these technologies. These risks include the possibility that:

  . we may not be able to obtain third-party funding for several of our longer-term research and development programs;

  . our products will be found to be unsafe, ineffective or cause adverse reactions or will otherwise fail to meet or maintain applicable regulatory standards or receive necessary regulatory clearances;

  . third parties will market superior or equivalent products or our products will not gain broad acceptance by the medical community;

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

   We are the sole-source manufacturer of Apligraf and have contracted with a third party to manufacture our FortaFlex line of products. We are required to maintain our manufacturing facility in compliance with the FDA's good manufacturing practices/quality systems regulations. Manufacturing facilities are usually subject to an FDA inspection before a new product is approved and are subject to continual review and periodic inspection. The discovery of previously unknown problems with our or our contract manufacturer's manufacturing processes could result in restrictions on the applicable product or withdrawal of the product from the market. Foreign regulatory agencies can also impose manufacturing controls and inspections. We may not be able to maintain the necessary regulatory approvals for our manufacturing operations or manufacture our products in a cost-effective manner. If we are unable to manufacture potential products independently or obtain or retain third party manufacturing on commercially acceptable terms, our submission of products for final regulatory approval and initiation of marketing would be delayed. This, in turn, may prevent us from commercializing product candidates as planned, on a timely basis or on a profitable basis, if at all.

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

   We rely upon our portfolio of patents, patent applications and licenses to patents and patent applications relating to living tissue products, organ assist treatments and other aspects of tissue engineering. We currently have rights in 18 patents issued in the United States, 10 patents issued in Europe and 7 patents issued in Japan. As part of our continuing interest in protecting our intellectual property rights, we have filed and are prosecuting 17 other patent applications in the United States. We license some of our technologies under an exclusive patent license agreement with the Massachusetts Institute of Technology, or MIT. The agreement with MIT covers US patents and corresponding patents in Europe and Japan. We license one of the key US patents directed to our lead product Apligraf under the MIT agreement. This patent expires in 2006 and the other key US patent underlying the Apligraf technology, which we own, expires in 2013. Pursuant to the MIT agreement, MIT granted us an exclusive, worldwide license to make, use and sell the products covered by its patents and to practice the procedures covered by its patents. Additionally, we have purchased intellectual property related to our liver assist device program from Baxter Healthcare Corporation. This intellectual property includes two issued US patents and one pending US patent, as well as corresponding international patents.

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

   Our stock price has been volatile, and can fluctuate significantly based on events that are both within and outside of our control and general industry conditions, which could cause our common stock to decline in value.

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

   During the period from January 1, 2001 to April 17, 2002, the price of our common stock has ranged from 0.85 to $12.44 per share. These fluctuations can occur due to events both within and outside of our control, regulatory actions such as government approval of products or reimbursements and general market conditions affecting the biotechnology sector or the stock market generally. Fluctuations in our financial performance from period to period, the issuance of analysts' reports and general industry and market conditions also may have a significant impact on the market price of our common stock.

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

   We cannot provide any assurance that our common stock will remain listed on the AMEX or that we will not be delisted if we fail to meet these listing criteria. In the event our common stock is delisted from the AMEX, it would be more difficult to trade in our common stock and more difficult to obtain accurate, current information concerning market prices for our common stock and Novartis, which holds the convertible subordinated promissory note in the principal amount of $10,000,000, and the holders of the convertible debentures in the amount of $17,500,000 that we issued in March 1999 could declare their principal and accrued interest to become immediately due and payable in cash. In addition, we would find it more difficult to raise equity financing if our common stock is delisted.

   If we default on our obligations under the convertible subordinated promissory note that we issued to Novartis, we may be required to repay to Novartis the full principal amount of the note, together with interest, and we may incur additional financial obligations to Novartis.

   Under the terms of the convertible subordinated promissory note that we issued to Novartis as of September 28, 2001, Novartis may declare the full principal amount of the note, together with all accrued but unpaid interest on the note and other amounts that we owe to Novartis on the date of acceleration, to be immediately due and payable in cash upon the occurrence of an event of default. As of April 22, 2002, there was $10 million in principal amount outstanding under the note, which is due on March 29, 2004. Interest on the note accrues at 7% annually and is payable on September 30 and March 31 of each year. Although we are entitled to deliver shares of our common stock in satisfaction of the note at any time after March 31, 2002, we must satisfy a number of conditions, some of which cannot be satisfied without a waiver from Novartis. Any one of the following events will constitute an event of default under the note:

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

   If we default on our obligations under the convertible debentures that we issued in March 1999, we may be required to repay to the debenture holders the full $17.5 million in principal amount of the debentures, together with interest.

   Under the terms of the convertible debentures that we issued in March 1999, each debenture holder may declare the full principal amount of his, her or its debentures, together with all accrued but unpaid interest on the debentures, to be immediately due and payable in cash upon the occurrence of an event of default. As of April 22, 2002, there was $17.5 million in principal amount outstanding under the debentures, which are due on March 29, 2004. Interest on the debentures accrues at 7% annually and is payable on September 30 and March 31 of each year. Although we are entitled to deliver shares of our common stock in satisfaction of the note at any time after March 31, 2002, we must satisfy a number of conditions, some of which cannot be satisfied without a waiver from the debenture holders. Any one of the following events will constitute an event of default under the debentures:

  . our default in the timely payment to the debenture holders of the principal amount of, interest on or liquidated damages in respect of the debentures;

  . any representation or warranty that we made to the debenture holders proves to have been incorrect when we made it under the debentures or the agreement under which the debentures were issued;

  . our failure to observe or perform any covenant or agreement under, or our breach of, the debentures or the agreement pursuant to which the debentures were issued which is not remedied by us within 30 days of notice thereof;

  . any bankruptcy, insolvency or reorganization proceedings involving us or any of our subsidiaries; or

  . the delisting or suspension of our common stock from trading on the AMEX without being relisted for a period of 30 trading days.

   If we default on our obligations under the terms of the debentures and are required to repay to the debenture holders all or a large portion of the amounts owed under the debentures, our financial condition and results of operations would be significantly adversely affected.

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

   We are authorized to issue up to 1,000,000 shares of preferred stock, $1.00 par value per share, and to determine the price, privileges and other terms of these shares. The issuance of any preferred stock with superior rights to our common stock could reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party, thereby preserving control of us by present owners and management and preventing the holders of our common stock from realizing a premium on their shares. As of April 17, 2002, we have 100,000 shares of our Series D convertible preferred stock issued and outstanding.

   The value of your securities may decrease if other security holders exercise their options and warrants or if their debt is converted.

   At April 17, 2002, 44,699,181 shares of our common stock were outstanding, which excludes 250,000 treasury shares. We have reserved an additional 20,248,445 shares of our common stock for issuance under our employee stock purchase plan and upon the exercise of outstanding stock options and warrants, the exercise of stock options available for grant under our option plans, the conversion of issued convertible notes and issued Series D convertible preferred stock and Series D convertible preferred stock issuable upon exercise of rights sold in a private placement. If any of these securities are exercised or converted, investors may experience dilution in the market value and earnings per share of the common stock into which these securities are convertible.

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

   On June 29, 2001, we exercised a $10,000,000 security option with Novartis, which closed on October 16, 2001. The security sold was a 7% Convertible Subordinated Note in the principal amount of $10,000,000 with a maturity date of March 29, 2004. The Note may be converted into shares of common stock at an adjusted conversion price of $4.49 per share (subject to further adjustment dependent on common stock trading limitations or subsequently negotiated changes) at any time by Novartis or by us, subject to certain conditions, at any time after March 31, 2002. The conversion price of the Note was below the trading market price on the day the Note was issued. As a result of this beneficial conversion feature, we recorded interest expense of $15,000 during the fourth quarter of 2001 and will record $342,000 of added interest expense over the remaining period the Note is outstanding. Interest on the Note accrues at 7% annually, payable in cash, common stock (at the average market price for the twenty trading days immediately proceeding the due date) or any combination thereof, at our option, subject to certain conditions, on September 30 and March 31. Principal amounts due under the Note, including accrued interest, may become immediately payable in cash if an event of default occurs, defined as: any default in the timely payment of principal, interest or liquidated expenses under the Note; any representation or warranty made to Novartis which proves to have been incorrect when we made it under the Note or the February 2001 Securities Purchase Agreement with Novartis or related documents; any failure to perform any covenant or agreement, or otherwise commit a breach under, the Note or the February 2001 Securities Purchase Agreement which is not remedied by us within 30 days of notice; any bankruptcy, insolvency or reorganization proceedings involving us or any of our subsidiaries; and the delisting or suspension of our common stock from trading on the AMEX without being relisted or having such suspension lifted within 30 trading days.

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

                                    1996        1997       1998     1999    2000       2001
                                 ----------- ---------- ----------- ---- ---------- -----------
Equity investments.............. $ 5,000,000 $       -- $ 6,000,000 $ -- $       -- $        --
Convertible note................          --         --          --   --         --  10,000,000
Up front non-refundable research
  and development support
  payments......................   6,500,000  2,500,000     750,000   --         --          --
Funding support for facility
  upgrades......................          --         --          --   --    485,000   8,781,000
Non-refundable milestone
  payments......................          --         --   6,000,000   --  5,000,000          --
                                 ----------- ---------- ----------- ---- ---------- -----------
Total........................... $11,500,000 $2,500,000 $12,750,000 $ -- $5,485,000 $18,781,000
                                 =========== ========== =========== ==== ========== ===========

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

                                      2000          2001
                                  ------------- ------------
                                   High   Low    High   Low
                                  ------ ------ ------ -----
                   First Quarter. $19.50 $ 8.00 $12.44 $7.65
                   Second Quarter  12.69   8.25   9.40  6.85
                   Third Quarter.  16.27  11.11   9.01  5.00
                   Fourth Quarter  13.81   6.80   5.85  3.88

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

                                                    For the Years Ended December 31,
                                      ------------------------------------------------------------
                                         1997          1998       1999       2000          2001
                                       --------      --------   --------   --------      --------
                                      (in thousands, except per share data and number of employees
Revenues............................. $  3,029      $  7,939   $  2,676     $ 10,240     $ 10,882
Net Loss.............................  (19,807)      (14,031)   (28,350)     (28,605)(1)  (30,094)
Net Loss Per Common Share............    (0.70)        (0.48)     (0.93)       (0.85)(1)    (0.86)
Working Capital......................    4,843        15,541      2,981        6,226       (2,509)
Capital Expenditures.................    1,069         2,464      5,767        2,912        1,438
Capital Expenditures Reimbursed from
  Related Party......................       --            --         --          485        8,781
Total Assets.........................   13,780        26,710     27,305       27,872       27,370
Total Long-Term Debt.................       --            --     22,287       18,835       26,232
Stockholders' Equity (Deficit).......   11,523        23,239     (6,974)      (3,784)     (21,768)
Number of Employees..................      137           186        208          232          239
Pro forma amounts assuming SAB 101 is
  applied retroactively:
Revenues.............................    1,344         8,222      3,733
Net Loss.............................  (21,492)      (13,748)   (27,293)
Net Loss Per Common Share............    (0.76)        (0.47)     (0.90)

--------
(1) Includes the cumulative effect of a change in accounting principle related to all up front non-refundable research and development support payments recognized in prior periods of $6,342,000 or $0.19 per share (basic and diluted) for 2000, in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Research and Development Programs

   We are developing a FortaFlex-based product candidate, FortaFill, for use in soft tissue augmentation procedures, such as facial augmentation. We are also developing Revitix Regenerative Skin Complex, for use following laser resurfacing and chemical peel procedures. Our research and development pipeline also includes a living dermal replacement product candidate, VITRIX. We have initiated a clinical study of VITRIX in the treatment of deep diabetic foot ulcers. We are developing additional living wound healing products, which are currently in research.

   We are actively seeking third party funding for several of our longer-term programs. These include: our collagen-based off-the-shelf coronary vascular graft, our liver assist device, and a pancreatic islet cell research program.
--------
    Apligraf(R) is a registered trademark of Novartis.
    Royce(R) is a registered trademark of Royce(R) Medical Company.

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

Revenue Recognition

   Revenues from non-refundable milestone payments are recognized when proceeds are received and the related costs and effort are considered substantive. Revenue from product sales are recognized upon shipment after risk of ownership passes to the buyer, collection is probable and we have no performance obligations. Product revenues which are performance based are deferred until performance is achieved. Revenue from research grants is recognized to the extent of allowable costs incurred. Other revenues include funding received from Novartis for support activities related to the regulatory filing for Apligraf approval across the European Union and are recognized as costs are incurred. In addition, other revenues related to royalties are recorded as earned. Revenue for funding received from Novartis for reimbursement of manufacturing facility expenditures will be recognized ratably over the period that the completed manufacturing facility is used for production of Apligraf to be sold to Novartis. No such manufacturing facility revenues have been recognized to date. Novartis is the sole distributor of our lead product, Apligraf, and revenues depend substantially upon the efforts of Novartis, which may or may not be successful in marketing and selling Apligraf.

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

   Total revenues for the years 2000 and 2001 consisted of:

                                                                  2000        2001
                                                               ----------- -----------
Product sales to related party................................ $ 2,957,000 $ 8,191,000
Research, development and milestone support from related party   6,057,000   1,057,000
Research and development grants...............................   1,065,000   1,050,000
Other revenues................................................     161,000     584,000
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

  Costs and Expenses

   Cost of product sales to related party: Cost of product sales for 2001 increased 94% to $12,483,000, from $6,421,000 in 2000. This increase was due to increased unit sales of Apligraf to Novartis, higher allocation of depreciation and occupancy costs and added infrastructure costs to support higher future unit volume levels. Cost of product sales includes the direct costs to manufacture, quality inspect and package Apligraf and an allocation of our production-related indirect costs. Cost of product sales continues to exceed product sales due to the high costs associated with low volume production. We expect production volume to increase and our margins to continue to improve during 2002. We expect that we will have to revise our estimates of costs and the allocation of costs to product sales in the future as we continue to modify our manufacturing processes.

   Research and development: Research and development expenses ("R&D") consist of costs incurred in performing research and development activities including salaries and benefits, process development, facilities costs, engineering support, overhead costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs. R&D expenses for 2001 decreased 6% to $16,498,000, from $17,511,000 in 2000. This decrease was primarily due to: a decrease in clinical-related costs due to completion of the Apligraf diabetic foot ulcer pivotal trial partially offset by an increase in operations support for supplies and personnel costs; and increases in depreciation expense on significant leasehold improvements put into service during mid-2000. Process development, facilities and engineering support expenses included in research and development were $8,000,000 and $5,908,000 for the periods 2000 and 2001, respectively. We expect our R&D expenses to decrease significantly during 2002 due to our 16% reduction of workforce, which we anticipate will reduce costs by approximately $5 million per year and which primarily impacted our R&D areas for our coronary vascular graft, liver assist device and pancreatic islet cell programs. We are seeking third party funding for these programs. We expect this reduction to help us meet our financial goals.

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

   Other Income and Expense: Interest income for 2001 decreased 87% to $145,000, from $1,159,000 in 2000. The decrease was primarily due to the decrease in funds available for investment. Interest expense for 2001 increased 7% to $2,238,000, from $2,092,000 for 2000. The increase was primarily due to interest on the Novartis convertible note issued during October 2001.

   Net Loss: We incurred a net loss of $30,094,000 or $0.86 per share (basic and diluted) for 2001, compared to a net loss effected for the change in accounting principle of $28,605,000 or $0.85 per share (basic and diluted) and a net loss before cumulative effect of change in accounting principle of $22,263,000 or $0.66 per share (basic and diluted) for 2000.

Fiscal Years Ended December 31, 1999 and 2000

  Revenues

   Total revenues for the years 1999 and 2000 consisted of:

                                                                  1999       2000
                                                               ---------- -----------
Product sales to related party................................ $1,844,000 $ 2,957,000
Research, development and milestone support from related party         --   6,057,000
Research and development grants...............................    101,000   1,065,000
Other revenues................................................    731,000     161,000
                                                               ---------- -----------
                                                               $2,676,000 $10,240,000
                                                               ========== ===========

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

   Selling, general and administrative expenses: Selling, general and administrative expenses ("SG&A") include the costs of our corporate, finance, information technology and human resource functions. These expenses were $7,638,000 for 2000 and $7,808,000 for 1999. The 2000 decrease was primarily due to decreased personnel costs and professional service fees.

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

   Based upon current forecasts, management believes that the Company has sufficient liquidity to finance operations through March 31, 2003 for the following reasons:

  . Management has implemented a 16% workforce reduction on February 25, 2002 which we expect will reduce costs by approximately $5,000,000 per year

  . The Company has received net proceeds of approximately $15,500,000 on March 21, 2002 from the private placement of common and convertible preferred stock

  . Management has developed additional plans to reduce costs which include an on-going discretionary expense reduction program and a number of product cost reduction programs

  . Management has developed programs to expand revenues from the Fortaflex family of products and to meet expected increased demand for Apligraf.

   Management forecasts are based on these plans, which involve assumptions as to continuing revenue growth and cost reductions which could prove to be incorrect. If those assumptions are incorrect and cause greater cash needs than forecasted, we will seek additional financing. From inception we have been able to finance our operations through public offerings and private placements of equity and debt securities, as well as receipts from research support and contract revenues and product sales.

   Although we have a contractual put option to sell an additional $10 million of our securities to Novartis, we must satisfy a number of conditions in order to exercise that option, some of which we cannot meet. If we cannot obtain a waiver from Novartis of these conditions and satisfy the other conditions, we will be unable to sell additional securities to Novartis pursuant to the put option (see "Related Party Transactions with Novartis" note). In addition, even if we satisfy the conditions, the closing would occur no sooner than 90 days following the day we send the put option exercise notice.

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

  . potential repayment of the principal amount of the 7% Convertible Subordinated Promissory Note that we issued to Novartis as of September 28, 2001, together with all accrued but unpaid interest on the Note and other amounts that we owe to Novartis on the date of acceleration of the Note, that would be required if we defaulted on our obligations under the Note and Novartis requested acceleration;

  . payments to Novartis under the Note if we fail to deliver to Novartis registered shares of our common stock upon Novartis' conversion of the Note;

  . potential repayment of the principal amount of the 7% Convertible Subordinated Promissory Notes that we issued in 1999, together with all accrued but unpaid interest on the notes on the date of acceleration of the notes, that would be required if we defaulted on our obligations under the notes and the holders requested acceleration; and

  . the Company does not currently satisfy the American Stock Exchange ("AMEX") guidelines for continued listing principally due to a shareholder equity deficiency and recurring losses. If the Company were delisted, the holders of the Company's $17,500,000 of long-term convertible debt outstanding and $10,000,000 of long-term convertible debt from related party could declare their principal and accrued interest to be immediately payable in cash as a result of a default under those debt agreements. The Company is currently under review by the AMEX and management is in frequent contact with the Exchange regarding the Company's progress in raising capital and meeting projected operating results.

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

  Subsequent Event--Financing Activities

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

  Subsequent Event--Workforce Reduction

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

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by us, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

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

Item 8.  Financial Statements and Supplementary Data

                              ORGANOGENESIS INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

Report of Independent Accountants.......................................................... 33
Consolidated Balance Sheets as of December 31, 2000 and 2001............................... 34
Consolidated Statements of Operations For the Years Ended December 31, 1999, 2000 and 2001. 35
Consolidated Statements of Cash Flows For the Years Ended December 31, 1999, 2000 and 2001. 36
Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31,
  1999, 2000 and 2001...................................................................... 37
Notes to Consolidated Financial Statements................................................. 38

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

PricewaterhouseCoopers LLP

Boston, Massachusetts
April 4, 2002

                              ORGANOGENESIS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             At December 31,
                                                                        ------------------------
                                                                           2000         2001
                                                                         ---------    ---------
                                                                          (In thousands, except
                                                                        share and per share data
Assets
   Current assets:
       Cash and cash equivalents....................................... $   9,539    $   2,084
       Investments.....................................................     2,644        1,200
       Inventory, net..................................................     1,377        2,129
       Receivable from related party...................................       501        1,612
       Other current assets............................................       758          580
                                                                         ---------    ---------
          Total current assets.........................................    14,819        7,605
   Property and equipment, net.........................................    12,608       19,263
   Other assets........................................................       445          502
                                                                         ---------    ---------
          Total Assets................................................. $  27,872    $  27,370
                                                                         =========    =========
Liabilities
   Current liabilities:
       Accounts payable................................................ $   2,378    $   5,043
       Accrued expenses................................................     3,582        4,014
       Current portion of term loan....................................     1,576           --
       Deferred revenue from related party.............................     1,057        1,057
                                                                         ---------    ---------
          Total current liabilities....................................     8,593       10,114
   Deferred revenue from related party.................................     4,228       12,792
   Long-term convertible debt..........................................    16,077       16,460
   Long-term convertible note from related party.......................        --        9,772
   Term loan...........................................................     2,758           --
   Commitments (see Notes)

Stockholders' Deficit
   Preferred stock, par value $1.00; authorized 1,000,000 shares:
     No shares outstanding at December 31, 2000 and 2001, respectively.        --           --
   Common stock, par value $.01; authorized 80,000,000 shares:
     Outstanding 34,489,459 and 37,065,120 shares at
     December 31, 2000 and 2001, respectively..........................       346          373
   Additional paid-in capital..........................................   154,646      168,097
   Accumulated deficit.................................................  (157,972)    (188,066)
   Treasury stock at cost, 85,000 and 250,000 shares at
     December 31, 2000 and 2001, respectively..........................      (804)      (2,172)
                                                                         ---------    ---------
          Total stockholders' deficit..................................    (3,784)     (21,768)
                                                                         ---------    ---------
          Total Liabilities and Stockholders' Deficit.................. $  27,872    $  27,370
                                                                         =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For the Years Ended December 31,
                                                                    ----------------------------------------------
                                                                         1999             2000           2001
                                                                     -----------      -----------    -----------
                                                                    (In thousands, except share and per share data
Revenues:
   Product sales to related party.................................. $     1,844      $     2,957    $     8,191
   Research, development and milestone support from related
     party.........................................................          --            6,057          1,057
   Research and development grants.................................         101            1,065          1,050
   Other revenues..................................................         731              161            584
                                                                     -----------      -----------    -----------
       Total Revenues..............................................       2,676           10,240         10,882
                                                                     -----------      -----------    -----------
Cost and expenses:
   Cost of product sales to related party..........................       3,773            6,421         12,483
   Research and development........................................      19,066           17,511         16,498
   Selling, general and administrative.............................       7,808            7,638          9,902
                                                                     -----------      -----------    -----------
       Total Costs and Expenses....................................      30,647           31,570         38,883
                                                                     -----------      -----------    -----------
Loss from operations                                                    (27,971)         (21,330)       (28,001)
Other income (expense):
   Interest income.................................................         902            1,159            145
   Interest expense................................................      (1,281)          (2,092)        (2,238)
                                                                     -----------      -----------    -----------
Net loss before cumulative effect of change in accounting principle     (28,350)         (22,263)       (30,094)
Cumulative effect of adopting Staff Accounting Bulletin 101
  ("SAB 101")......................................................          --           (6,342)            --
                                                                     -----------      -----------    -----------
Net loss........................................................... $   (28,350)     $   (28,605)   $   (30,094)
                                                                     ===========      ===========    ===========
Net loss per common share--basic and diluted before cumulative
  effect of change in accounting principle......................... $     (0.93)     $     (0.66)   $     (0.86)
Cumulative effect of adopting SAB 101..............................          --            (0.19)            --
                                                                     -----------      -----------    -----------
Net loss per common share--basic and diluted....................... $     (0.93)     $     (0.85)   $     (0.86)
                                                                     ===========      ===========    ===========
Weighted average number of common shares outstanding--basic
  and diluted......................................................
                                                                     30,484,982       33,536,507     35,183,859
                                                                     ===========      ===========    ===========
Pro forma amounts assuming SAB 101 is applied retroactively:
   Revenues........................................................ $     3,733
   Net loss........................................................     (27,293)
   Net loss per common share--basic and diluted.................... $     (0.90)

   The accompanying notes are an integral part of the consolidated financial statements.

                              ORGANOGENESIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Years Ended December 31,
                                                                                  --------------------------------
                                                                                     1999        2000      2001
                                                                                   --------    --------  --------
                                                                                  (In thousands, except share data
Cash flows from operating activities:
   Net loss...................................................................... $(28,350)    $(28,605) $(30,094)
   Adjustments to reconcile net loss to cash flows used in operating activities:
      Depreciation and amortization..............................................    1,741        2,520     3,564
      Issuance of stock options and warrants for services........................      432           --       178
      Amortization of warrants and deferred debt issuance costs relating to
        convertible debt as interest expense.....................................      338          505       516
      Issuance of treasury stock for purchase of incomplete technology...........      900           --        --
      Issuance of common stock for interest on convertible debt..................      705        1,373     1,274
      Cumulative effect of adopting SAB 101......................................       --        6,342        --
Changes in assets and liabilities:
      Inventory, net.............................................................     (176)        (471)     (752)
      Other current assets and receivable from related party.....................   (1,187)         369      (933)
      Accounts payable...........................................................      342        1,000     2,665
      Accrued expenses...........................................................    1,605         (458)      432
      Deferred revenue from related party........................................       --       (1,057)    8,564
                                                                                   --------    --------  --------
Cash used in operating activities................................................  (23,650)     (18,482)  (14,586)
                                                                                   --------    --------  --------
Cash flows from investing activities:
   Capital expenditures..........................................................   (5,767)      (2,912)   (1,438)
   Capital expenditures reimbursed from related party............................       --         (485)   (8,781)
   Purchases of investments......................................................  (23,728)          --    (1,200)
   Sales/maturities of investments...............................................   29,805        4,068     2,644
                                                                                   --------    --------  --------
Cash provided by (used in) investing activities..................................      310          671    (8,775)
                                                                                   --------    --------  --------
Cash flows from financing activities:
   Proceeds from issuance of convertible note to related party...................       --           --    10,000
   Proceeds from issuance of convertible debt....................................   20,000           --        --
   Deferred debt issuance costs..................................................     (575)          --      (176)
   Proceeds (payment) of term loan...............................................    4,728         (394)   (4,334)
   Preferred stock redeemed in cash..............................................       --       (6,180)       --
   Proceeds from sale of common stock--net.......................................       --       15,930    11,158
   Proceeds from exercise of stock options.......................................      813       12,267       626
   Bank promissory note..........................................................       --           --     5,000
   Payment of bank promissory note...............................................       --           --    (5,000)
   Purchase of treasury stock....................................................     (951)          --    (1,368)
                                                                                   --------    --------  --------
Cash provided by financing activities............................................   24,015       21,623    15,906
                                                                                   --------    --------  --------
Increase (decrease) in cash and cash equivalents.................................      675        3,812    (7,455)
Cash and cash equivalents, beginning of year.....................................    5,052        5,727     9,539
                                                                                   --------    --------  --------
Cash and cash equivalents, end of year........................................... $  5,727     $  9,539  $  2,084
                                                                                   ========    ========  ========
Supplemental disclosure of cash flow information:
   Interest paid in cash during the year......................................... $     28     $    380  $    222
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

                              ORGANOGENESIS INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                 For the Years Ended December 31, 1999, 2000 and 2001
                                         --------------------------------------------------------------------
                                         Common Stock                         Treasury Stock
                                         -------------                        --------------
                                                       Additional                                  Total
                                                        Paid-in   Accumulated                  Stockholders'
                                         Shares Amount  Capital     Deficit   Shares Amount   Equity (Deficit)
                                         ------ ------ ---------- ----------- ------ -------  ----------------
                                                                    (In thousands)
Balance--December 31, 1998.............. 30,480  $305   $124,342   $(101,017)   40   $  (391)     $ 23,239
                                         ------  ----   --------   ---------   ---   -------      --------
Issuance of common stock upon
 exercise of stock options and in
 connection with employee stock
 purchase plan..........................    120     1        812                                       813
Issuance of warrants with convertible
 debt...................................                   2,318                                     2,318
Series C convertible preferred stock to
 be redeemed in cash....................                  (6,180)                                   (6,180)
Issuance of common stock for interest
 on convertible debt....................     89     1        704                                       705
Issuance of stock options and warrants
 to consultants.........................                     432                                       432
Purchase of incomplete technology.......                     462               (50)      538         1,000
Purchase of treasury stock..............                                        95      (951)         (951)
Net loss................................                             (28,350)                      (28,350)
                                         ------  ----   --------   ---------   ---   -------      --------
Balance--December 31, 1999.............. 30,689   307    122,890    (129,367)   85      (804)       (6,974)
                                         ------  ----   --------   ---------   ---   -------      --------
Issuance of common stock upon
 exercise of stock options and in
 connection with employee stock
 purchase plan..........................  2,534    25     12,242                                    12,267
Issuance of common stock for interest
 on convertible debt....................     90     1      1,372                                     1,373
Issuance of common stock for
 convertible debt.......................    172     2      2,223                                     2,225
Sale of common stock--net...............  1,089    11     15,919                                    15,930
Net loss................................                             (28,605)                      (28,605)
                                         ------  ----   --------   ---------   ---   -------      --------
Balance--December 31, 2000.............. 34,574   346    154,646    (157,972)   85      (804)       (3,784)
                                         ------  ----   --------   ---------   ---   -------      --------
Issuance of common stock upon
 exercise of stock options and in
 connection with employee stock
 purchase plan..........................    164     2        624                                       626
Issuance of common stock for interest
 on convertible debt....................    165     2      1,272                                     1,274
Issuance of stock options and warrants
 to consultants.........................                     178                                       178
Sale of common stock--net...............  2,412    23     11,135                                    11,158
Beneficial conversion feature related to
 convertible debt issued................                     242                                       242
Purchase of treasury stock..............                                       165    (1,368)       (1,368)
Net loss................................                             (30,094)                      (30,094)
                                         ------  ----   --------   ---------   ---   -------      --------
Balance--December 31, 2001.............. 37,315  $373   $168,097   $(188,066)  250   $(2,172)     $(21,768)
                                         ------  ----   --------   ---------   ---   -------      --------

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

   Management forecasts are based on these plans, which involve assumptions as to continuing revenue growth and cost reductions which could prove to be incorrect. If those assumptions are incorrect and cause greater cash needs than forecasted, we will seek additional financing. From inception we have been able to finance our operations through public offerings and private placements of equity and debt securities, as well as receipts from research support and contract revenues and product sales.

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

   The aggregate cost and fair market value of investments are as follows:

                                           December 31, 2000 December 31, 2001
                                           ----------------- -----------------
                                           Amortized  Market Amortized  Market
   Maturity                                  Cost     Value    Cost     Value
   --------                                ---------  ------ ---------  ------
                                                     (in thousands)
   Less than one year:
      US Government and Agency bonds......  $   --    $   --  $1,200    $1,200
      Corporate and other debt securities.   1,015     1,013      --        --
      Certificates of deposit.............     624       624      --        --
   Greater than one year:                                         --        --
      US Government and Agency bonds......   1,005     1,001      --        --
      Corporate and other debt securities.      --        --      --        --
                                            ------    ------  ------    ------
   Total Investments......................  $2,644    $2,638  $1,200    $1,200
                                            ======    ======  ======    ======

Inventory

   Inventory, at net realizable value, consisted of the following:

                                          December 31
                                         --------------
                                          2000    2001
                                         ------  ------
                                         (in thousands)
                         Raw materials.. $  488  $  525
                         Work in process    889   1,604
                                         ------  ------
                                         $1,377  $2,129
                                         ======  ======

   We have reserved $167,000 and $204,000 for the years ended 2000 and 2001, respectively, for obsolescence and to reduce the carrying value of inventory to net realizable value.

Property and Equipment
   Property and equipment consisted of the following:

                                                                                         December 31,
                                                                                      ------------------
                                                    Estimated Useful Life (Years)       2000      2001
                                                 ------------------------------------ --------  --------
                                                                                        (in thousands)
Equipment.......................................                                 3-10 $ 12,439  $ 13,593
Equipment funded by related party...............                                 3-10       --     2,250
Furniture, fixtures and office equipment........                                  3-5    2,765     3,019
Leasehold improvements.......................... Shorter of useful life or lease term   10,519    10,549
Construction-in-progress funded by related party                                           485     7,016
                                                                                      --------  --------
Less accumulated depreciation...................                                        26,208    36,427
                                                                                       (13,600)  (17,164)
                                                                                      --------  --------
                                                                                      $ 12,608  $ 19,263
                                                                                      ========  ========

   Construction-in-progress begins to depreciate when it is put into service.

Accrued Expenses

   Accrued expenses consisted of the following:

                                                   December 31,
                                                  --------------
                                                   2000    2001
                                                  ------  ------
                                                  (in thousands)
               Compensation and employee benefits $1,869  $1,469
               Accrued severance.................     --     857
               Professional services.............    734     504
               Accrued interest..................    368     464
               Other.............................    611     720
                                                  ------  ------
                                                  $3,582  $4,014
                                                  ======  ======

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

   During February and March of 2002, we borrowed $600,000 from a commercial bank that was evidenced by two promissory notes. The loans were used for general corporate purposes with the interest rate being equal to the bank's prime rate plus three percent. On March 25, 2002, all outstanding amounts under the promissory notes were paid in full. Loans made under the promissory notes were collateralized by a security interest in all of our assets.
Commitments

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

  Purchase of Technology

   In April 1999, we purchased specific equipment and intellectual property, consisting of patents and laboratory documentation, from Baxter Healthcare Corporation relating to the research and development for the design and manufacturing of key mechanical components of an extracorporeal liver assist device. The purchase price consisted of the reissuance of 50,000 shares of common stock held in treasury. In May 1999, we filed a registration statement registering all 50,000 of these shares, 25,000 of which were subject to a one-year lock-up agreement. Additionally, we may be required to make a future cash payment to Baxter. That payment will be due within thirty days of January 1, 2003 or of us receiving approval from the FDA of an Investigational Device Exemption for a liver assist device, whichever is first. We expect that January 1, 2003 will be the earlier date and, thus, the payment will be due on January 31, 2003. The amount of that payment is determined by subtracting from $1,000,000 the greater of (i) the sum of any gross proceeds received by Baxter from the sale of any its 50,000 shares and the value of any unsold shares at the time the payment is due or (ii) the value of all 50,000 shares at the time the payment is due. The value of the shares is calculated by multiplying the average daily closing price of our common stock over the twenty consecutive trading days immediately prior to January 1, 2003 or the FDA approval. We will have no obligation to make such future cash payment if at any time during the period between April 2000 and the date such cash payment is otherwise payable by us, if the value of the shares of common stock issued to Baxter is equal to or greater than $1,000,000. As of April 18, 2002, the value of the shares had not equaled or exceeded $1,000,000. As an example, if the average closing price for the 20 consecutive trading days prior to January 1, 2003 were $1.30, which is the average price for the 20 consecutive trading day period ending April 8, 2002, the payment to Baxter would be $935,070. The payment would be smaller to the extent that Baxter sells all or some of its shares at a price higher than the twenty consecutive trading day average.

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

Income Taxes

   The approximate tax effect of each type of temporary difference and carryforward is reflected in the following table :

                                                             December 31,
                                                          ------------------
                                                            2000      2001
                                                          --------  --------
                                                            (in thousands)
   Deferred tax assets and (liabilities):
      Net operating loss carryforwards................... $ 53,053  $ 50,837
      Research and development credits and other credits.    5,516     6,359
      Depreciation.......................................   13,215    18,935
      Other..............................................    2,976     6,630
                                                          --------  --------
   Net deferred tax assets before valuation allowance....   74,760    82,761
   Valuation allowance...................................  (74,760)  (82,761)
                                                          --------  --------
   Net deferred assets after valuation allowance......... $      0  $      0
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

   On June 29, 2001, we exercised a $10,000,000 security option with Novartis, which closed on October 16, 2001. The security sold was a 7% Convertible Subordinated Note in the principal amount of $10,000,000 with a maturity date of March 29, 2004. The note may be converted into shares of common stock at an adjusted conversion price of $4.49 per share (subject to further adjustment dependent on common stock trading limitations or subsequently negotiated changes) at any time by Novartis or by us, subject to certain conditions, at any time after March 31, 2002. The conversion price of the Note was below the trading market price on the day the Note was issued. As a result of this beneficial conversion feature, we recorded interest expense of $15,000 during the fourth quarter of 2001 and will record $342,000 of added interest expense over the remaining period the note is outstanding. Interest on the note accrues at 7% annually, payable in cash, common stock (at the average market price for the twenty trading days immediately proceeding the due date) or any combination thereof, at our option, subject to certain conditions, on September 30 and March 31. Principal amounts due under the note, including accrued interest, may become immediately payable in cash if an event of default occurs, defined as: any default in the timely payment of principal, interest or liquidated expenses under the note; any representation or warranty made to Novartis which proves to have been incorrect when we made it under the note or the February 2001 Securities Purchase Agreement with Novartis or related documents; any failure to perform any covenant or agreement, or otherwise commit a breach under, the Note or the February 2001 Securities Purchase Agreement which is not remedied by us within 30 days of notice; any bankruptcy, insolvency or reorganization proceedings involving us or any of our subsidiaries; and the delisting or suspension of our common stock from trading on the AMEX without being relisted or having such suspension lifted within 30 trading days.

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

                                    1996        1997       1998     1999    2000       2001
                                 ----------- ---------- ----------- ---- ---------- -----------
Equity investments.............. $ 5,000,000 $       -- $ 6,000,000 $--  $       -- $        --
Convertible note................          --         --          --  --          --  10,000,000
Up front non-refundable research
  and development support
  payments......................   6,500,000  2,500,000     750,000  --          --          --
Funding support for facility
  upgrades......................          --         --          --  --     485,000   8,781,000
Non-refundable milestone
  payments......................          --         --   6,000,000  --   5,000,000          --
                                 ----------- ---------- ----------- ---  ---------- -----------
Total........................... $11,500,000 $2,500,000 $12,750,000 $--  $5,485,000 $18,781,000
                                 =========== ========== =========== ===  ========== ===========

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

Convertible Debt

   On March 31, 1999, we completed a financing of $20,000,000 through the private placement of five-year convertible debentures and 400,000 warrants to purchase common stock. The debentures are convertible by the holders at a price of $14.50 per share (subject to further adjustment dependent on common stock trading limitations or subsequently negotiated changes) at any time on or after March 30, 2000. Interest on the debentures accrues at 7% annually, payable in cash, common stock (at the average trading price for the twenty trading days preceding the due date) or any combination thereof, at our option, semi-annually on September 30 and March 31 or on the date any of the principal outstanding under the notes has been converted into common stock. At our option, at any time on or after March 30, 2002, the debentures may be prepaid by conversion of the principal into common stock at the conversion price of $14.50 (subject to further adjustment dependent on common stock trading limitations or subsequently negotiated changes), cash or any combination thereof and payment of any accrued interest as described above, provided that the average per share market value for the twenty consecutive trading days immediately preceding the date of prepayment equals or exceeds $38.67 per share. The notes mature on March 29, 2004 and are payable in cash. The warrants grant the right to purchase one share of common stock at the exercise price of $21.75 for each $50.00 in face value of the convertible notes at any time before March 30, 2004. Approximately $2,318,000 of the $20,000,000 financing was allocated to the estimated fair value of the warrants and is included in additional paid in capital. This amount is amortized as a non-cash charge to interest expense over the life of the debentures and was $271,000, $402,000 and $383,000 for the years ended 1999, 2000 and 2001, respectively. Debt issuance costs are included in other assets and are amortized to interest expense over the life of the debentures. The debenture holders may declare the full principal amount of this note, together with all accrued interest, immediately due and payable in cash if our common stock is delisted from the American Stock Exchange or suspended from trading, without being relisted or having such suspension lifted, within 30 Trading Days.

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

Stock-Based Compensation

   At December 31, 2001, we had five stock-based compensation plans (collectively, Stock Option Plans), as described below. Consistent with the provisions prescribed by SFAS 123, the following are the pro forma net loss and net loss per common share (basic and diluted) for the years ended December 31, 1999, 2000 and 2001, respectively, had compensation cost for the Stock Option Plans been determined based on the fair value at the grant date for grants made in 1999, 2000 and 2001:

                                    1999                  2000                  2001
                            --------------------  --------------------  --------------------
                            As Reported Pro Forma As Reported Pro Forma As Reported Pro Forma
                            ----------- --------- ----------- --------- ----------- ---------
                                          (in thousands, except per share data)
Net loss...................  $(28,350)  $(33,335)  $(28,605)  $(34,990)  $(30,094)  $(36,357)
Net loss per common
  share (basic and diluted)  $  (0.93)  $  (1.09)  $  (0.85)  $  (1.04)  $  (0.86)  $  (1.03)

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

   The assumptions used to calculate the weighted average fair value of options granted during 1999, 2000 and 2001 are as follows:

                                                                                1999   2000   2001
                                                                                -----  -----  -----
Assumed life for options issued to employees (years)...........................   5.0    5.0    5.0
Assumed life for options issued to directors and officers (years)..............   7.0    7.0    7.0
Risk-free interest rate........................................................   5.8%   5.9%   5.0%
Volatility.....................................................................  68.0%  72.0%  76.0%
Dividend yield.................................................................    --     --     --
Weighted average fair value per common share of options granted during the year $5.93  $8.17  $4.69

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

   The following table presents the combined activity of all Stock Option Plans for the years ended December 31, 1999, 2000 and 2001:

                                                   1999                 2000                2001
                                            ------------------- -------------------- -------------------
                                                       Weighted             Weighted            Weighted
                                                       Average              Average             Average
                                                       Exercise             Exercise            Exercise
                                             Shares     Price     Shares     Price    Shares     Price
                                            ---------  -------- ----------  -------- ---------  --------
Outstanding at beginning of period......... 6,006,138   $ 9.10   7,449,874   $ 9.09  3,737,019   $10.02
Granted.................................... 1,721,400     9.20     713,862    12.19    402,250     6.91
Exercised..................................  (110,262)    6.59  (2,520,763)    4.82   (149,880)    3.53
Cancelled..................................  (167,402)   12.38  (1,905,954)   14.14   (717,563)    7.80
                                            ---------           ----------           ---------
Outstanding at end of period............... 7,449,874     9.09   3,737,019    10.02  3,271,826    10.26
                                            =========           ==========           =========
Exercisable at year end.................... 3,987,847     6.39   1,666,137     8.64  1,903,608     9.95
                                            =========           ==========           =========
Shares available for granting of options at
  end of period............................ 1,832,702            2,950,274           3,265,209
                                            =========           ==========           =========

   The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2001 for the Stock Option Plans:

                                   Options Outstanding          Options Exercisable
                          ----------------------------------    -----------------
                                      Weighted Average Weighted             Weighted
        Range of                         Remaining     Average              Average
        Exercise            Number    Contractual Life Exercise   Number    Exercise
         Prices           Outstanding     (Years)       Price   Exercisable  Price
------------------------- ----------- ---------------- -------- ----------- --------
           $ 2.458- 3.738     80,841         2.0         $ 3.50     80,841    $ 3.50
             3.891- 6.042    424,746         4.3           4.97    304,743      5.06
              6.144- 9.19  1,286,514         6.5           7.62    736,081     7.70
              9.344-14.25  1,080,208         7.2          11.90    558,394    11.88
             14.375-21.28    217,765         6.5          17.64    113,250    17.82
             24.05 -31.00    181,752         6.3          25.03    110,299    25.02
                             -----                                 -----
                           3,271,826         6.3          10.26  1,903,608     9.95
                           =========                             =========

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

Selected Quarterly Financial Data (Unaudited)

   The following table summarizes the unaudited quarterly financial results for our last eight quarters:

                                                              First    Second    Third   Fourth
2001                                                         Quarter   Quarter  Quarter  Quarter
----                                                        --------   -------  -------  -------
                                                            (in thousands, except per share data)
Revenues................................................... $  2,511   $ 2,129  $ 2,951  $ 3,291
Cost and expenses..........................................    8,591    10,272    9,823   10,197
Loss from operations.......................................   (6,080)   (8,143)  (6,872)  (6,906)
Net loss...................................................   (6,502)   (8,611)  (7,448)  (7,533)
Net loss per common share--basic and diluted...............    (0.19)    (0.25)   (0.21)   (0.20)

2000
----
Revenues...................................................    1,161     6,293    1,319    1,467
Cost and expenses..........................................    7,291     7,997    7,744    8,538
Loss from operations.......................................   (6,130)   (1,704)  (6,425)  (7,071)
Net loss before cumulative effect of change in
  accounting principle.....................................   (6,422)   (1,783)  (6,684)  (7,374)
Cumulative effect of adopting Staff Accounting Bulletin 101
  ("SAB 101")..............................................   (6,342)       --       --       --
Net loss...................................................  (12,764)   (1,783)  (6,684)  (7,374)
Net loss per common share--basic and diluted before
  cumulative effect of change in accounting principle......    (0.21)    (0.05)   (0.19)   (0.21)
Cumulative effect of adopting SAB 101......................    (0.20)       --       --       --
Net loss per common share--basic and diluted...............    (0.41)    (0.05)   (0.19)   (0.21)

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

                                          ORGANOGENESIS INC.

                                          BY:    /s/  STEVEN B. BERNITZ
                                            -----------------------------------
                                                     Steven B. Bernitz
                                               President and Chief Executive
                                                          Officer

Date: April 23, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                          Title                      Date
          ---------                          -----                      ----

   /s/  STEVEN B. BERNITZ                                          April 23, 2002
-----------------------------   President, Chief Executive Officer
      Steven B. Bernitz         and Director (Principal
                                executive officer)

     /s/  JOHN J. ARCARI      Vice President, Finance and          April 23, 2002
-----------------------------   Administration, Chief
       John J. Arcari           Financial Officer and
                                Treasurer (Principal
                                Financial and Accounting
                                Officer)

  /s/  JAMES J. APOSTOLAKIS   Director                             April 23, 2002
-----------------------------
    James J. Apostolakis

      /S/  ALBERT ERANI       Director                             April 23, 2002
-----------------------------
        Albert Erani

   /s/  BERNARD A. MARDEN     Director                             April 23, 2002
-----------------------------
      Bernard A. Marden

----------------------------- Director                             April   , 2002
       Glenn Nussdorf

 /s/  MICHAEL L. SABOLINSKI                                        April 23, 2002
-----------------------------   Executive Vice President, Medical
    Michael L. Sabolinski       and Regulatory Affairs,
                                Chief Medical and
                                Scientific Officer and
                                Director

    /s/  ANTON E. SCHRAFL     Director                             April 23, 2002
-----------------------------
      Anton E. Schrafl

                                 EXHIBIT INDEX

 Exhibit No.                                       Description of Exhibit
 -----------                                       ----------------------
      (3) (a) Restated Certificate of Incorporation of the Company. (1)
          (b) Certificate of Amendment to the Restated Certificate of Incorporation of the Company. (8)
          (c) Certificate of Stock Designation, Number, Voting Powers, Preferences and Rights of the Series
              of the Preferred Stock of Organogenesis Inc. to be Designated Series A Convertible Preferred
              Stock. (9)
          (d) Certificate of Designation, filed with the Secretary of State of the State of Delaware on August
              29, 1995. (12)
          (e) Bylaws of the Company, as amended. (2)
          (f) Rights Agreement, dated as of September 1, 1995, between the Company and American Stock
              Transfer & Trust Company. (12)
          (g) Amendment to Rights Agreement, dated March 19, 1999 (21)
          (h) Form of Unit Warrant Agreement. (13)
          (i) Form of Investment Agreement. (13)
          (j) Restated Certificate of Incorporation of the Company as amended. (22)
          (k) Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock,
              filed with the Secretary of State of the State of Delaware on March 20, 2002. (31)
     (4) (a)  Form of Warrant Agreement with respect to Warrants included as part of the Units of the
              Company's securities. (1)
          (b) Specimen Common Stock Certificate (1)
          (c) Notice of Redemption of the Company's Redeemable Common Stock Purchase Warrants. (3)
          (d) Form of Unit Purchase Option, dated December 18, 1986, issued to each of the Company's Unit
              Purchase Option holders. (4)
          (e) Form of Stock Registration Rights Agreement, dated February 23, 1990, between the Company and certain security holders. (4)
          (f) Form of Common Stock Purchase Warrant, dated February 23, 1990, issued to certain security holders. (9)
          (g) Form of Non-Redeemable Warrant dated as of March 30, 1999. (21)
          (h) Form of 7% Convertible Subordinated Note dated as of March 30, 1999. (21)
          (i) Securities Purchase Agreement between the Registrant and the Purchasers dated as of March
              30, 1999. (21)
          (j) Form of Registration Rights Agreement between the Company and the Purchasers dated as of
              March 30, 1999. (21)
          (k) Form of Common Stock Purchase Warrant dated as of August 28, 2001. (28)
          (l) Registration Rights Agreement, dated as of August 28, 2001, by and among the Company, Alan
              Ades, Glenn Nussdorf and Bernard Marden. (29)
          (m) Securities Purchase Agreement, dated February 23, 2001 by and between the Company and
              Novartis Pharma AG., formerly Sandoz Pharma Ltd. ** (30)
          (n) Form of 7% Convertible Subordinated Promissory Note dated as of September 28, 2001. (29)
          (o) Registration Rights Agreement, dated as of September 28, 2001, by and between the Registrant and Novartis Pharma AG. (29)
    (10) (a)  1986 Stock Option Plan of the Company, as amended. *(10)
          (b) 1991 Director Stock Option Plan of the Company, as amended. *(10)
          (c) 1991 Employee Stock Purchase Plan of the Company, as amended. *(23)
          (d) 1994 Director Stock Option Plan of the Company, as amended. *(11)
          (e) License Agreement among the Company, Eugene Bell and Massachusetts Institute of
              Technology dated December 16, 1985 ("MIT License Agreement"). (1)
          (f) Amendment to MIT License Agreement, dated October 22, 1986. (1)
          (g) Second Amendment to MIT License Agreement, dated as of March 31, 1988. (6)

                                 EXHIBIT INDEX

Exhibit No.                                     Description of Exhibit
-----------                                     ----------------------
    (k)     Subscription Agreement between the Company and a purchaser of the Series A Convertible
            Preferred Stock and 10% Subordinated Promissory Notes dated as of July 3, 1986, with a schedule of additional purchasers. (1)
    (l)     Indenture of Lease between Canton Commerce Center Limited Partnership and the Company,
            dated as of July 27, 1989, as amended. (7)
    (m)     Lease Agreement between North Queen Street LP and the Company, dated as of May 21, 1999.
            (22)
    (n)     First Amendment to Lease Agreement between North Queen Street LP and the Company, dated as of June 18, 1999. (22)
    (o)     Asset Purchase Agreement between the Company and Baxter Healthcare Corporation, dated as of
            April 14, 1999. (22)
    (q)     Non-Statutory Stock Option Agreement between the Company and Herbert M. Stein dated April 7,
            1987, as amended. *(5)
    (r)     Manufacturing and Supply Agreement between the Company and Novartis Pharma AG, dated as of August 11, 1997. **(15)
    (s)     Letter Agreement between the Company and Dr. David T. Rovee dated September 23, 1991. *(10)
    (u)     1995 Stock Option Plan, as amended. *(14)
    (v)     The License and Supply Agreement between the Company and Sandoz Pharma Ltd., dated as of
            January 17, 1996. **(16)
    (w)     The Stock Purchase Agreement between the Company and Sandoz Pharma Ltd., dated as of
            January 17, 1996. **(16)
    (x)     1999 Nonqualified Stock Option Plan. *(20)
    (y)     Severance Benefits Plan. *(17)
    (z)     Third amendment to Indenture of Lease between between 150 Canton Office Associates,
            Successor as Landlord to Canton Commerce Center Limited Partnership and the Company, dated as of March 4, 1998. (19)
   (aa)     Addendum to The License and Supply Agreement between the Company and Novartis Pharma
            Ltd., dated March 23, 1998. (19)
   (bb)     Letter Agreement between the Company and Mr. Philip M. Laughlin dated September 24, 1999.
            (24)
   (cc)     Credit agreement between the Company and Fleet National Bank dated November 12, 1999. (24)
   (dd)     Addendum to The License and Supply Agreement between the Company and Novartis Pharma
            Ltd., dated March 15, 2000. (25)
   (ee)     Second Amendment to and Partial Termination of Lease Agreement between 85 John Road LLC and the Company, dated as of June 30, 2000. (26)
   (ff)     Amendment V as of January 2, 2001 to the License and Supply Agreement, by and between the
            Company and Novartis Pharma AG., formerly Sandoz Pharma Ltd. **(30)
   (gg)     Severance Agreement between the Company and Mr. Philip M. Laughlin dated May 15, 2001.
            (27)
   (hh)     Revolving Credit Agreement and Secured Revolving Promissory Note between the Company and
            Berkshire Bank dated June 29, 2001. (27)
   (ii)     Exclusive Licence, Supply and Distribution Agreement between the Company and Royce Medical
            Company dated December 18, 2000, previously filed ***
   (jj)     Contract Manufacturing Agreement between the Company and Kensey Nash Corporation dated
            April 10, 2001, previously filed ***
   (kk)     Product Development and Supply Agreement between the Company and Biomet, Inc. dated
            August 24, 2001, previously filed ***

Exhibit No.                                  Description of Exhibit
-----------                                  ----------------------
   (ll)     Form of Stock Purchase Agreement, dated as of March 13, 2002, by and between the Company and each Investor. (31)
   (mm)     Form of Common Stock Purchase Warrant. (31)
   (nn)     Form of Common Stock Purchase Warrant dated as of October 10, 2000, filed herewith.
   (21)     Subsidiaries of the Company, previously filed.
   (23)     Consent of PricewaterhouseCoopers L.L.P., filed herewith.

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

--------
* Management contract or compensatory plan identified pursuant to Item 14(a)3. ** Confidential Treatment has been granted by the Securities and Exchange
   Commission.
*** Confidential Treatment has been requested with respect to portions of this document.