Form 10-K/A
period 2001-12-31
ORGANOGENESIS INC
filed 2002-04-30
CIK 779733

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT NO. 2
                                      on
                                  FORM 10-K/A

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $35,032,000 based on the last reported sale price of the company's common stock on the American Stock Exchange as the close of business on March 25, 2002. There were 44,699,181 shares of common stock outstanding as of April 18, 2002, which excludes 250,000 treasury shares.
================================================================================

                               EXPLANATORY NOTE

   The purpose of this amendment is to amend and restate Part III of Form 10-K filed on April 16, 2002, as amended by Amendment No. 1 on Form 10-K/A filed on April 23, 2002. The amended and restated items are as follows: (1) Item 10. Directors and Executive Officers of the Registrant, (2) Item 11. Executive Compensation, (3) Item 12. Security Ownership of Certain Beneficial Owners and Management and (4) Item 13. Certain Relationships and Related Transactions. We omitted these items from the Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, in reliance on instructions included in Form 10-K permitting us to incorporate these items by reference to our definitive proxy statement, provided we filed our definitive proxy statement within 120 days of our fiscal year-end. As we intend to file our definitive proxy statement later than 120 days from our fiscal year-end, we are providing these items as part of this Amendment No. 2 to Form 10-K.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   Our current directors and all persons nominated or chosen to become directors, together with information furnished by each of them regarding their respective principal occupation, business experience and other information are as follows:

                                                                                                First
                                                                                               Became a
       Name and Age             Principal Occupation Business Experience and Directorships     Director
       ------------         ------------------------------------------------------------------ --------
Alan Ades.................. Chairman, CEO, and Founder of A&E Stores, Inc.; Chairman,          Nominee
  Age 63                    CEO, and Founder of Rugby Realty, Inc.; and Chairman of
                            Radix International, Inc,. each for more than the past five years.
                            Mr. Ades is an attorney admitted to practice in New York.

James J. Apostolakis....... Vice Chairman, President, and Director of Columbia Laboratories     2000
  Age 59                    Inc. since January 1999; Managing Director at Poseidon Capital
                            Corporation, an investment banking firm, since February Of
                            1998; President of Lexington Shipping & Trading Corporation
                            Since 1973.

Steven B. Bernitz.......... President and Chief Executive Officer of Organogenesis Inc.         2002
  Age 37                    since April 1, 2002; Executive Vice President, and Chief
                            Operating Officer from January 2002 to April 2002; Vice
                            President, World Wide Commercial Operations from January
                            2001 to January 2002, General Manager Commercial Operations
                            from July 2000 to January 2001, Executive Director Business
                            Development from September 1999 to July 2000; Vice President,
                            Corporate Development, and Vice President Business
                            Development,Operations Division at Dyax Corporation from
                            1997 to 1999; Senior Director, Strategy & Development, Vaccine
                            Division at MERCK & Co., Inc . from 1996 to 1997.

Albert Erani............... Founder and Principal of A&E Stores, Inc.                           1998
  Age 61

Bernard A. Marden.......... Mr. Marden has been a private investor for the past five years.     1999
  Age 82

Michael L. Sabolinski, M.D. Executive Vice President Medical & Regulatory Affairs and           2001
  Age 46                    Chief Scientific Officer since April 2002, President and Chief
                            Executive Officer of Organogenesis Inc. from May 2001 to
                            April 2002; Senior Vice President, Medical and Regulatory
                            Affairs from August 1995 to May 15, 2001; Vice President,
                            Medical and Regulatory Affairs from February 1994 to
                            August 1995.

Anton E. Schrafl, Ph.D..... Deputy Chairman of "Holderbank" Financiere Glaris Ltd., a           1987
  Age 70                    Swiss manufacturer of cement, since July 1984; Director of
                            Apogee Technology, Inc.

   The following table sets forth the name, age and current position of each of our non-director executive officers and each such officer's business experience during the past five years.


Name and Age                              Position and Business Experience
------------            ---------------------------------------------------------------------
John J. Arcari......... Vice President, Finance and Administration, Chief Financial Officer,
  Age 56                and Treasurer since May 2000; Secretary from May 2000 to
                        March 2002. Chief Financial Officer of Intl.com from September 1999 to April 2000; Chief Financial Officer of Robotic Vision Systems Inc.
                        from August 1997 to March 1999; Chief Financial Officer of LTX
                        Corporation from February 1987 to July 1997.

Jeffrey L. Dow, Esquire Vice President, General Counsel and Secretary of the Company since
  Age 59                March 2002. Senior Director, Business and Legal Affairs from August
                        2000 to March 2002, and Senior Director, Business Development from
                        January 1999 to August 2000 for the Company. Prior to his
                        employment by the Company, he was Vice President, Regulatory
                        Policy for the American Red Cross commencing in 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

   Based solely on a review of the copies of such forms received by us with respect to the fiscal year ended December 31, 2001, or written representations that no other reports were required, we believe that, during the preceding year, directors, officers and persons who own more than 10% of our common stock have complied with all applicable section 16(a) filing requirements, except that two reports, covering additional common stock acquisitions, were filed late by both Bernard Marden and Glenn Nussdorf.

Item 11.  Executive Compensation

   The following table sets forth information as to the compensation received by our two former Chief Executive Officers and our other most highly compensated executive officers who received cash salary and bonus in excess of $100,000 and were employed by us at the end of 2001 (collectively, the "Named Executive Officers") for services rendered to us in all capacities during the three years ended December 31, 2001:

                                                                     Long-term
                                                                    Compensation
                                                                     Securities
                                               Annual Compensation   Underlying
                                              ---------------------    Stock      All Other
         Name and Principal Position          Year  Salary   Bonus   Options(#)  Compensation
         ---------------------------          ---- -------- ------- ------------ ------------
Michael L. Sabolinski, M.D.(1)............... 2001 $277,420 $56,000        --      $    900(2)
 Former President and Chief Executive Officer 2000  221,608  60,000    25,000           900(2)
                                              1999  188,896  45,000   150,000           900(2)
Nancy L. Parenteau, Ph.D.(3)................. 2001  229,836  30,000        --           900(2)
 Former Senior Vice President, Research and   2000  221,608  50,000    25,000           900(2)
 Development and Chief Scientific Officer     1999  188,896  50,000   155,000           900(2)
John J. Arcari(4)............................ 2001  184,688  20,000        --           900(2)
 Vice President, Finance and Administration   2000  118,088      --    60,000           900(2)
 and Chief Financial Officer, Treasurer and   1999       --      --        --            --
 Secretary
Philip M. Laughlin(5) ....................... 2001       --      --        --       678,138(6)
 Former President and Chief Executive Officer 2000  325,990      --        --        38,867(7)
                                              1999   63,933      --   500,000            --

--------
(1) Dr. Sabolinski was Senior Vice President, Medical and Regulatory Affairs, from August 1995 until his appointment as President and Chief Executive Officer on May 15, 2001. Dr. Sabolinski resigned his position as President and Chief Executive Officer on April 1, 2002 to become our Executive Vice President, Medical and Regulatory Affairs and Chief Medical and Scientific Officer.
(2) Reflects amounts contributed by us pursuant to our 401(k) Plan.
(3) Ms. Parenteau resigned her position as Senior Vice President, Research and Development and Chief Scientific Officer on March 15, 2002.
(4) Mr. Arcari joined our Company in May 2000 as Vice President, Finance and Administration and Chief Financial Officer, Treasurer and Secretary. His annual salary rate for 2001 was set at $184,688.
(5) Mr. Laughlin resigned from his position as President and Chief Executive Officer on May 15, 2001.
(6) Amount shown includes $340,638 severance, $120,000 bonus, and a payment of $217,500 which includes; $72,500 in consideration of Mr. Laughlin's waiver of his vested right to exercise an option to purchase 100,000 shares of our common stock, paid October 18, 2001, and a payment of $145,000 in consideration of Mr. Laughlin's waiver of his right to accelerated vesting of an option to purchase 200,000 shares of our common stock, paid October 18, 2001.
(7) Amount shown includes $37,967 for 2000 related to relocation expenses paid in accordance with Mr. Laughlin's employment agreement and $900 contributed by us pursuant to our 401(k) Plan.

                       Option Grants in Last Fiscal Year

   We did not grant any options to the Named Executive Officers during the year ended December 31, 2001.

   The following table sets forth certain information regarding options held as of December 31, 2001 by the Named Executive Officers. This table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2001 and the values of "in-the-money" options.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values



                                                             Number of Securities
                                                            Underlying Unexercised   Value of Unexercised In-
                                                                  Options at           the-money Options at
                                   Shares                     Fiscal Year-End(1)       Fiscal Year-End(1)(2)
                                 Acquired on     Value     ------------------------- -------------------------
Name                             Exercise(#) Realized $(3) Exercisable Unexercisable Exercisable Unexercisable
----                             ----------- ------------- ----------- ------------- ----------- -------------
Michael L. Sabolinski, M.D. ....       --            --      459,958      147,419      $77,891        --
Nancy L. Parenteau, Ph.D........   35,000      $146,727      350,630      154,875       22,170        --
John J. Arcari..................       --            --       12,000       48,000           --        --
Philip M. Laughlin..............       --            --           --           --           --        --

--------
(1) Options granted under the 1986 and 1995 Stock Option Plans become exercisable in five equal annual installments of 20% each year commencing one year from the date of grant.
(2) The value of unexercised in-the-money options represents the difference between the closing price of our common stock on the American Stock Exchange on December 31, 2001 and the option exercise price.
(3) The value realized represents the difference between the closing price of our common stock on the American Stock Exchange on the date of exercise and the option exercise price, multiplied by the number of shares acquired on exercise.

  Compensation of Directors

   Directors who are also our officers do not receive and compensation for their services as directors. Directors who are not also our officers receive $500 for each Board of Directors meeting attended, $300 for each committee meeting attended and a retainer of $1,750 per quarter. Directors are also reimbursed for out-of-pocket expenses that they incur in connection with our business and affairs.

   Under the 1994 Director Stock Option Plan approved by stockholders in 1994, as amended in August 2000 (the "1994 Director Plan"), stock options to purchase 15,000 shares of common stock shall be granted to non-employee directors upon their initial election as a director. In addition, the 1994 Director Plan provides for the grant of options to purchase an additional 10,000 shares to each eligible non-employee director on the second Wednesday of March in each even numbered calendar year commencing in 1996. The 1994 Director Plan provides that the option price be at fair market value on the date of grant and vest in equal annual installments over a five-year period beginning one year from the date of grant. All options expire ten years from the date of grant. Separately, for additional services to us, the Board of Directors approved the grant of options for 20,000 shares under the 1994 Director Plan in June 2001 to each of Mr. Apostolakis, Mr. Marden, Mr. Nussdorf, Dr. Bjorn R. Olsen, Ms. Marguerite
A. Piret, and Dr. Schrafl, at an exercise price of $7.40 per share.

  Employment Contracts, Change-in-Control Arrangements and Compensation Arrangements

   We and Steven B. Bernitz entered into an employment agreement dated as of April 1, 2002, pursuant to which Mr. Bernitz serves as our President and Chief Executive Officer. According to the agreement, Mr. Bernitz is entitled to an annual base salary of $300,000, with annual increases and bonuses to be determined at the discretion of the Board of Directors. Pursuant to the agreement, Mr. Bernitz was granted an option to purchase 400,000 shares of our common stock with an equal fraction of those shares vesting each quarter year for each of the next four years starting from April 1, 2002.

   In the event Mr. Bernitz's employment is terminated by us for any reason other than for good cause, we will pay to Mr. Bernitz (1) an amount equal to one year's base salary as in effect on the termination date and the bonus earned in our most recent year; (2) continued health, life, and disability insurance for one year following the termination date; and (3) an additional immediate vesting of the options that would have vested in the 12 months following termination.

   Based substantially on the terms of Mr. Laughlin's 1999 employment contract, as previously described in our Proxy Statement in 2000, we have agreed to pay Mr. Laughlin the following sums in connection with the cessation of his employment with us, effective in May 2001: (1) $650,000, which is an amount equal to two year's base salary, to be paid over 24 months commencing on June 1, 2001, (2) a bonus payment in the aggregate amount of $200,000, to be paid over 24 months commencing on March 1, 2002, (3) a fiscal year 2000 bonus payment of $120,000, paid on May 23, 2001, (4) a payment of $72,500 in consideration of Mr. Laughlin's waiver of his vested right to exercise an option to purchase 100,000 shares of our common stock, paid on October 18, 2001, (5) a payment of $145,000 in consideration of Mr. Laughlin's waiver of his right to accelerated vesting of an option to purchase 200,000 shares of our common stock, paid on October 18, 2001, and (6) reimbursement for insurance premiums paid by Mr. Laughlin. In addition, Mr. Laughlin must comply with the Non-Competition and Non-Disclosure Agreement, dated September 30, 1999 (the "Non-Competition Agreement"). The Non-Competition Agreement provides for, among other things, a 24-month period during which Mr. Laughlin shall not engage in similar or related activities to those he engaged in during the two years prior to his termination for, or render services to, any entity that directly competes, or plans to directly compete with us.

   We have a Severance Benefits Plan for certain of our executive officers that provides for benefit payments in the event that an officer's employment is terminated involuntarily following a change in control of our Company. As defined in the Severance Benefits Plan, a change in control will occur: (1) in the event that any person acquires 30% or more of the combined voting power of our then outstanding securities; (2) if a majority of the Board of Directors changes, unless the change was approved by a vote of at least a majority of the Board of Directors prior to such change; (3) in the event that the stockholders approve a merger or consolidation of our Company, other than a merger or consolidation that would result in the voting securities outstanding immediately prior thereto continuing to represent more than 50% of the combined voting power of our voting securities or the surviving entity outstanding immediately after such merger or consolidation, or a merger or consolidation effected to implement a recapitalization of our Company in which no person acquires more than 30% of the combined voting power of our then outstanding securities; or (4) in the event that our stockholders approve a plan of complete liquidation or the sale of all or substantially all of our assets.

   All stock options held by employees, including executive officers and directors, fully vest upon a change in control, as defined above.

   Compensation Committee Interlocks and Insider Participation. The Compensation Committee is currently comprised of Mr. James Apostolakis and Mr. Albert Erani. Mr. Apostolakis, Mr. Erani, Mr. David Gardner, Dr. Bjorn R. Olsen, and Ms. Marguerite A. Piret served on the Compensation Committee during 2001. Of the five members of the Compensation Committee named above, Mr. Erani and Mr. Gardner purchased $2,500,000 and $2,000,000 respectively, of 7%, five-year convertible debentures and warrants to purchase common stock in a $20,000,000 financing completed March 31, 1999. See "Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information as of April 9, 2002 with respect to the beneficial ownership of our common stock by: (1) each person known to own beneficially more than 5% of the outstanding shares of our common stock;
(2) each director and nominee for director; (3) our two Chief Executive Officers during 2001 and the other executive officers listed in the "Summary Compensation Table" contained in Item 11; and (4) the directors and executive officers as a group:

                                                                             Shares of
                                                                              Series D      Percent of
                                                  Shares of     Percent of   Preferred       Series D
                                                 Common Stock     Common       Stock         Preferred
                                                 Beneficially      Stock    Beneficially       Stock
      Name and Address of Beneficial Owner         Owned(1)     Outstanding   Owned(1)      Outstanding
      ------------------------------------       ------------   ----------- ------------    -----------
 Bricoleur Capital Management...................  5,379,303(2)      9.9%(3)   120,000(3)(4)    100.0%
   12230 El Camino Real
   Suite 100
   San Diego, CA 92130
 North American Management Corp.................  2,474,855(5)      5.5%            0            0.0%
   Ten Post Office Square
   Boston, MA 02109
 Novartis Pharma AG.............................  2,884,671(6)      6.1%
   Lichtstrasse 35
   CH-4002 Basel
   Switzerland
 Alan Ades......................................  2,211,004(7)      4.9%            0            0.0%
 James J. Apostolakis...........................    148,105(8)        *             0            0.0%
 John J. Arcari.................................     24,000(9)        *             0              0
 Steven Bernitz.................................     22,000(10)       *             0              0
 Albert Erani...................................  1,721,200(11)     3.9%            0            0.0%
 Philip M. Laughlin.............................          0(12)       *             0            0.0%
 Bernard A. Marden..............................  1,233,638(13)     2.7%            0            0.0%
 Nancy L. Parenteau, Ph.D.......................    391,005(14)       *             0            0.0%
 Michael L. Sabolinski, M.D.....................    496,126(15)     1.1%            0            0.0%
 Anton E. Schrafl, Ph.D.........................    452,715(16)     1.0%            0            0.0%
 All directors, director nominees, and executive
   officers as a group (10 persons).............  6,699,793(17)    14.6%            0            0.0%

--------
  * Less than 1%.

 (1) The number of shares of common stock and Series D preferred stock issued and outstanding at April 9, 2002 was 44,699,181 and 100,000, respectively. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock and Series D preferred stock issued and outstanding at April 9, 2002, plus shares of common stock subject to options, warrants, convertible notes or rights to acquire shares of Series D preferred stock held by such person or entity at April 9, 2002 and exercisable or convertible within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as provided below.
 (2) Represents 888,258 shares of common stock issuable to Bricoleur Partners, LP upon the conversion of 19,815 shares of Series D preferred stock, 1,152,741 shares of common stock issuable to Bricoleur Partners II, LP upon the conversion of 25,715 shares of Series D preferred stock, 767,000 shares of common stock issuable to Bricoleur Enhanced LP upon the conversion of 17,100 shares of Series D preferred stock, 592,844 shares of common stock issuable to Bric6 LP upon the conversion of 13,225 shares of Series D preferred stock, 1,011,310 shares of common stock issuable to Bricoleur Offshore, Ltd. upon the conversion of 22,560 shares of Series D preferred stock, 41,689 shares of common stock issuable to Bricoleur-Plus Fund, Ltd. upon the conversion of 930 shares of Series D preferred stock and 28,913 shares of common stock issuable to Bric Healthcare, LP upon the conversion of 645 shares of Series D preferred stock. Also represents 177,651 shares of common stock issuable to Bricoleur Partners, LP upon the conversion of the 3,963 shares of Series D preferred stock which it has the right to acquire, 230,548 shares of common stock issuable to Bricoleur Partners II, LP upon the conversion of the 5,143 shares of Series D preferred stock which it has the right to acquire, 153,400 shares of common stock issuable to Bricoleur Enhanced LP upon the conversion of the 3,422 shares of Series D preferred stock which it has the right to acquire, 118,568 shares of common stock issuable to Bric6 LP upon the conversion of the 2,645 shares of Series D preferred stock which it has the right to acquire, 202,262 shares of common stock issuable to Bricoleur Offshore, Ltd. upon the conversion of the 4,512 shares of Series D preferred stock which it has the right to acquire, 8,337 shares of common stock issuable to Bricoleur-Plus Fund, Ltd. upon the conversion of the 186 shares of Series D preferred stock which it has the right to acquire and 5,782 shares of common stock issuable to Bric Healthcare, LP upon the conversion of the 129 shares of Series D preferred stock which it has the right to acquire.
 (3) We and the entities referred to in Footnote 2 above agreed in the Stock Purchase Agreements pursuant to which these entities purchased shares of our Series D convertible preferred stock that these entities will not exercise their rights to acquire additional shares of our Series D convertible preferred stock to the extent that such acquisition would cause them to exceed 9.99% ownership of our outstanding common stock, as computed in accordance with Sections 13 and 16 of the Securities Exchange Act of 1934.
 (4) Represents 19,815 shares of Series D preferred stock held by Bricoleur Partners, LP, 25,715 shares of Series D preferred stock held by Bricoleur Partners II, LP, 17,100 shares of Series D preferred stock held by Bricoleur Enhanced LP, 13,225 shares of Series D preferred stock held by Bric6, LP, 22,560 shares of Series D preferred stock held by Bricoleur Offshore, Ltd., 930 shares of Series D preferred stock held by Bricoleur-Plus Fund, Ltd. and 645 shares of Series D preferred stock held by Bric Healthcare, LP. Also represents 3,963 shares of Series D preferred stock which Bricoleur Partners, LP has the right to acquire, 5,143 shares of Series D preferred stock which Bricoleur Partners II, LP has the right to acquire, 3,422 shares of Series D preferred stock which Bricoleur Enhanced LP has the right to acquire, 2,645 shares of Series D preferred stock which Bric6, LP has the right to acquire, 4,512 shares of Series D preferred stock which Bricoleur Offshore Fund, Ltd. has the right to acquire, 186 shares of Series D preferred stock which Bricoleur-Plus Fund, Ltd. has the right to acquire and 129 shares of Series D preferred stock which Bric Healthcare, LP has the right to acquire.
 (5) Includes 2,336,298 shares based on information provided by North American Management Corp as of April 9, 2002, 86,207 shares of common stock that are issuable upon conversion of our 7%, five-year convertible debentures and 25,000 shares of common stock that are issuable upon the exercise of warrants issued in connection with our 1999 debenture financing. Under common forms of discretionary account agreements between investment adviser and client, an investment adviser is vested with authority to dispose of shares. North American is an investment adviser and is thus considered, under Securities and Exchange Commission, or SEC, rules, to be a "beneficial owner." An investment adviser need not have any pecuniary interest to be considered a beneficial owner.
    Additional shares of common stock may be issued to North American for payment of future interest due on the debentures.

(6) Includes 2,227,171 shares of common stock that are issuable upon conversion of our 7% convertible note.
(7) Includes 24,156 shares of common stock held by Mr. Ades' individual retirement account, 1,000 shares of common stock held by Mr. Ades' wife, 5,250 shares of common stock held in Mr. Ades' wife's IRA, 27,700 shares of common stock held by Mr. Ades' daughter, 19,080 shares of common stock that are issuable to Mr. Ades upon the exercise of a common stock purchase warrant issued in connection with our common stock and warrant financing in September 2001, 324,138 shares of common stock that are issuable upon conversion of our 7%, five-year convertible debentures and 130,000 shares of common stock that are issuable upon the exercise of warrants issued in connection with our 1999 debenture financing.
(8) Includes 16,000 shares of common stock that are issuable upon the exercise of outstanding options.
(9) Represents shares of common stock that are issuable upon the exercise of outstanding options.
(10) Represents shares of common stock that are issuable upon the exercise of outstanding options.
(11) Includes 21,666 shares of common stock that are issuable upon the exercise of outstanding options, 172,414 shares of common stock that are issuable upon conversion of our 7%, five-year convertible debentures and 50,000 shares of common stock that are issuable upon the exercise of warrants issued in connection with our 1999 debenture financing. Also includes 1,500 shares held by Stanmore Associates and an additional 14,000 shares held by Eureka Partners Pension. Mr. Erani disclaims beneficial ownership of these shares.
   Additional shares of common stock may be issued to Mr. Marden for payment of future interest due on the debentures.
(12) Mr. Laughlin resigned from his position as President and Chief Executive Officer on May 15, 2001.
(13) Includes 17,166 shares of common stock that are issuable upon the exercise of outstanding exercisable within the 60-day period following April 9, 2002, 103,448 shares of common stock that are issuable upon the conversion of our 7%, five-year convertible debentures, 30,000 shares of common stock that are issuable upon the exercise of warrants granted in connection with our 1999 debenture financing and 11,925 shares of common stock that are issuable upon the exercise of a common stock purchase warrant issued in connection with our common stock and warrant financing in September 2001. Also includes 91,064 shares held by Mr. Marden's children. Mr. Marden disclaims beneficial ownership of these shares.
(14) Represents shares of common stock that are issuable upon the exercise of outstanding options.
(15) Represents shares of common stock that are issuable upon the exercise of outstanding options.
(16) Includes 109,451 shares of common stock that are issuable upon the exercise of outstanding options. Also includes 5,860 shares held by Mr. Schrafl's children. Mr. Schrafl disclaims beneficial ownership of such shares.
(17) Includes 1,118,524 shares of common stock issuable upon the exercise of outstanding stock options held by officers and directors, 600,000 shares of common stock that are issuable upon the conversion of our 7%, five-year convertible debentures, 241,005 shares of common stock that are issuable upon the exercise of warrants granted in connection with our 1999 debenture financing and 62,009 shares of common stock issuable upon the exercise of warrants issued in connection with our common stock and warrant financing in September 2001.

Item 13.  Certain Relationships and Related Transactions

   As of March 31, 1999, we raised $20,000,000 through the private placement of 7%, five-year convertible debentures and 400,000 warrants to purchase common stock. The debentures are convertible at a fixed price of $14.50 per share and mature on March 29, 2004. The warrants grant the right to purchase one share of common stock at the exercise price of $21.75 for each $50.00 in face value of the convertible debentures at any time before March 30, 2004. Mr. Erani, Mr. Gardner and Mr. Marden, all members of the Board of Directors at the time, purchased $2,500,000, $2,000,000 and $1,500,000, respectively, of the convertible debentures and warrants, Mr. Ades, a nominee for director, purchased $4,700,000 of the convertible debentures and warrants, and North American Management Corporation, a principal stockholder, purchased $1,250,000 of the convertible debentures and warrants.

   We entered into a collaborative agreement with Novartis in 1996, which was amended in 2001. Pursuant to the amended agreement, in 2001 we received $8,191,000 in payment for units of Apligraf sold to Novartis and $8,781,000 in support payments for facility upgrades. On June 29, 2001, we exercised a $10,000,000 security option with Novartis, which closed on October 16, 2001. The security sold was a 7% convertible subordinated note in the principal amount of $10,000,000 with a maturity date of March 29, 2004. The note may be converted into shares of common stock at an adjusted conversion price of $4.49 per share at any time by Novartis or by us, subject to certain conditions, at any time after March 31, 2002.

   On August 28, 2001, we raised $3,250,000 in connection with the sale and issuance of 503,876 shares of our common stock and warrants to purchase 62,009 shares of our common stock. The shares of common stock were sold at a purchase price of $6.45 per share. The warrants to purchase common stock are exercisable for a period of three years and have an exercise price of $8.55 per share.
Mr. Marden and Mr. Nussdorf, both members of the Board of Directors at the time, purchased 96,899 shares and 251,938 shares of common stock, respectively, and warrants to purchase 11,925 shares and 31,004 shares of common stock, respectively. Mr. Ades, a nominee for director, purchased 155,039 shares of common stock and warrants to purchase 19,080 shares of common stock.

   On October 12, 2001, we raised $7,000,000 in connection with the sale and issuance of 1,670,645 shares of our common stock. The shares of common stock were sold pursuant to a takedown from our existing shelf registration statement on Form S-3 at a purchase price of $4.19 per share. Mr. Marden, a member of the Board of Directors, purchased 119,331 shares of common stock in this transaction. Mr Ades, a nominee for director, purchased 178,997 shares of common stock in this transaction.

   On March 21, 2002 we completed a private placement of 100,000 shares of Series D convertible preferred stock, with rights to acquire an additional 20,000 shares of Series D convertible preferred stock and 7,241,376 shares of common stock, with warrants to acquire 3,620,686 shares of common stock to a select group of institutional investors yielding net proceeds of approximately $15,500,000. Bricoleur Capital Management purchased 100,000 shares of Series D convertible preferred stock and the right to acquire an additional 20,000 shares of Series D convertible preferred stock in this transaction.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: April 30, 2002