Form 10-Q
period 2002-03-31
ORGANOGENESIS INC
filed 2002-05-20
CIK 779733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

                          Commission file number 1-9898
                                                 ------

                               Organogenesis Inc.
             (Exact name of registrant as specified in its charter)


                 Delaware                                 04-2871690
                 --------                                 ----------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

       150 Dan Road, Canton, MA                             02021
       -------------------------                            -----
  (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (781) 575-0775

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at May 6, 2002 was 44,699,181 shares (excluding treasury shares).

                               ORGANOGENESIS INC.

                                      Index
                                      -----


                                                                            Page
PART I - FINANCIAL INFORMATION                                            Number
------------------------------                                            ------

Item 1 - Financial Statements

        Consolidated Balance Sheets
               At December 31, 2001 and March 31, 2002.......................  3

        Consolidated Statements of Operations
               For the Three Months Ended March 31, 2001 and 2002............  4

        Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2002............  5

        Notes to Consolidated Financial Statements...........................  6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................... 11

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.......... 28

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings................................................... 29

Item 2 - Changes in Securities and Use of Proceeds........................... 29

Item 3 - Defaults Upon Senior Securities..................................... 29

Item 4 - Submission of Matters to a Vote of Security Holders................. 29

Item 5 - Other Information................................................... 29

Item 6 - Exhibits and Reports on Form 8-K.................................... 30

Signatures................................................................... 31

In this report, "Organogenesis," "the Company," "we," "us" and "our" refer to Organogenesis Inc.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               ORGANOGENESIS INC.

                           Consolidated Balance Sheets
           (Unaudited, in thousands, except share and per share data)

                                                                           December 31,        March 31,
                                                                               2001               2002
                                                                           -------------     -------------
Assets
   Current assets:
      Cash and cash equivalents                                            $       2,084     $      10,450
      Investments                                                                  1,200                 -
      Inventory, net                                                               2,129             1,661
      Receivable from related party                                                1,612               906
      Other current assets                                                           580               432
                                                                           -------------     -------------
         Total current assets                                                      7,605            13,449

   Property and equipment -
      Less accumulated depreciation of $17,164 and $18,079                        19,263            18,574
   Other assets                                                                      502               459
                                                                           -------------     -------------
         Total Assets                                                      $      27,370     $      32,482
                                                                           =============     =============
Liabilities
   Current liabilities:
      Accounts payable                                                     $       5,043     $       1,656
      Accrued expenses                                                             4,014             4,175
      Deferred revenue from related party                                          1,057             1,057
                                                                           -------------     -------------
         Total current liabilities                                                10,114             6,888

   Deferred revenue from related party                                            12,792            12,846
   Long-term convertible debt                                                     16,460            16,563
   Long-term convertible note from related party                                   9,772             9,695

   Commitments (see Notes)

Stockholders' Deficit
   Series D Convertible Preferred stock, par value $1.00; 120,000 shares authorized; 100,000 shares issued and
      outstanding as of March 31, 2002, at liquidation preference                      -             6,500
   Common stock, par value $0.01; authorized 80,000,000 shares:
      37,065,120 and 44,316,276 shares issued and outstanding as of
      December 31, 2001 and March 31, 2002, respectively                             373               446
   Additional paid-in capital                                                    168,097           177,172
   Accumulated deficit                                                          (188,066)         (195,456)
   Treasury stock, at cost, 250,000 shares of common stock issued and
      outstanding as of December 31, 2001 and March 31, 2002                      (2,172)           (2,172)
                                                                           -------------     -------------
         Total stockholders' deficit                                             (21,768)          (13,510)
                                                                           -------------     -------------
         Total Liabilities and Stockholders' Deficit                       $      27,370     $      32,482
                                                                           =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                      Consolidated Statements of Operations
           (Unaudited, in thousands, except share and per share data)

                                                                               For the
                                                                             Three Months
                                                                            Ended March 31,
                                                                     ----------------------------
                                                                         2001            2002
                                                                     ------------    ------------
Revenues:
  Research, development and milestone support from related party     $        264    $        264
  Product sales to related party                                            1,835           2,514
  Research and development grants                                             412               -
  Other revenues                                                                -             130
                                                                     ------------    ------------
      Total Revenues                                                        2,511           2,908
                                                                     ------------    ------------
Costs and Expenses:
  Cost of product sales to related party                                    2,196           3,779
  Research and development                                                  4,656           3,651
  Selling, general and administrative                                       1,739           2,193
                                                                     ------------    ------------
      Total Costs and Expenses                                              8,591           9,623
                                                                     ------------    ------------

Loss from operations                                                       (6,080)         (6,715)

Other income (expense):
  Interest income                                                              98              10
  Interest expense                                                           (520)           (685)
                                                                     ------------    ------------

Net loss                                                             $     (6,502)   $     (7,390)
                                                                     ============    ============

Net loss per common share - basic and diluted                        $      (0.19)   $      (0.20)
                                                                     ============    ============
Weighted average number of common shares outstanding -
  basic and diluted                                                    34,395,471      37,807,174
                                                                     ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                               ORGANOGENESIS INC.

                      Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                                           For the
                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                    ---------------------
                                                                                       2001       2002
                                                                                    --------    --------
Cash flows from operating activities:
 Net loss                                                                           $ (6,502)   $ (7,390)
 Adjustments to reconcile net loss to cash flows used in operating activities:
   Depreciation                                                                          821         915
   Issuance of stock options for services                                                  -           6
   Amortization of warrants and deferred debt issuance costs relating to
    long-term convertible debt as interest expense                                       110         183
Changes in assets and liabilities:
   Inventory                                                                              28         468
   Other current assets and receivable from related party                             (1,027)        854
   Accounts payable                                                                       17      (3,387)
   Accrued expenses and other current liabilities                                       (131)        161
   Deferred revenue                                                                      756          54
                                                                                    --------    --------
Cash used in operating activities                                                     (5,928)     (8,136)
                                                                                    --------    --------
Cash flows from investing activities:
 Capital expenditures                                                                   (550)       (226)
 Capital expenditures reimbursed from related party                                     (524)          -
 Sales and maturities of investments                                                   1,187       1,200
                                                                                    --------    --------
Cash provided by investing activities                                                    113         974
                                                                                    --------    --------
Cash flows from financing activities:
 Payment of term loan                                                                   (394)          -
 Proceeds from note payable                                                                -         600
 Repayment of note payable                                                                 -        (600)
 Proceeds from the sale of common stock - net                                              -       9,566
 Proceeds from the sale of Series D convertible preferred stock - net                      -       5,922
 Proceeds from exercise of stock options                                                 327           -
 Proceeds from employee stock purchase plan                                                -          40
 Purchase of treasury stock                                                           (1,368)          -
                                                                                    --------    --------
Cash provided by (used in) financing activities                                       (1,435)     15,528
                                                                                    --------    --------

Increase (decrease) in cash and cash equivalents                                      (7,250)      8,366
Cash and cash equivalents, beginning of period                                         9,539       2,084
                                                                                    --------    --------

Cash and cash equivalents, end of period                                            $  2,289    $ 10,450
                                                                                    ========    ========
Supplemental Disclosure of Cash Flow Information:
 Interest paid in cash during the period                                            $    146    $      3
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

                               ORGANOGENESIS INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements of Organogenesis Inc., including its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

         These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC") on April 16, 2002, as amended on Form 10-K/A filed with the SEC on April 23, 2002 and on Form 10-K/A filed with the SEC on April 30, 2002.

2.       Revenue Recognition
         -------------------

         Revenue from up-front non-refundable research and development support payments from our collaboration with Novartis Pharma AG ("Novartis") totaling $6,342,000 are being recognized in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Of this amount, $264,000 was recognized as revenue during each of the three months ended March 31, 2002 and 2001 and the remaining $3,964,000 will be recognized ratably through December 2005, in accordance with SAB 101's guidance.

         Revenues from non-refundable milestone payments are recognized when proceeds are received and the related costs and effort are considered substantive.

         Revenue from product sales are recognized upon shipment after risk of ownership passes to the buyer, collection is probable and we have no performance obligations. Product revenues which are performance based are deferred until performance is achieved. Revenue from research grants is recognized to the extent of allowable costs incurred. Other revenues include funding received from Novartis for support activities related to a regulatory filing and is recognized as costs are incurred. In addition, other revenues related to royalties are recorded as earned. Deferred revenue arises from the difference between cash received and revenue recognized in accordance with these policies.

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

3.       Net Loss Per Common Share
         -------------------------

         Net loss per common share (basic and diluted) is based on the weighted average number of common shares outstanding during each period. Potentially dilutive securities at March 31, 2002 included: stock options outstanding to purchase 3,350,122 common shares; warrants to purchase 4,182,699 common shares; debt convertible into 3,816,973 common shares; Series D Convertible Preferred Stock convertible into 4,482,759 common shares and rights to acquire shares of Series D Convertible Preferred stock, which shares are convertible into 896,551 common shares; however, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive. Potentially dilutive securities at March 31, 2001 included: stock options outstanding to purchase 3,654,266 common shares; warrants to purchase 900,000 common shares; and debt convertible into 1,694,968 common shares; however, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive.

4.       Inventory
         ---------

         Inventory is stated at the lower of cost or market, cost being standard cost, which approximates the first-in, first-out method of accounting. Inventory, at net realizable value, consisted of the following (in thousands):

                                            December 31,       March 31,
                                                    2001            2002
                                            ------------    ------------
                                                             (unaudited)

Raw materials                               $        525    $        380
Work in process                                    1,604           1,281
                                            ------------    ------------
                                            $      2,129    $      1,661
                                            ============    ============

         We have recorded a write-down of $204,000 and $336,000 at December 31, 2001 and March 31, 2002, respectively, for obsolescence and to reduce the carrying value of inventory to net realizable value.

5.       Related Party Transactions with Novartis
         ----------------------------------------

         We believe Novartis to be our related party because it beneficially owns approximately 6.1% of our common stock (assuming conversion of its 7% Convertible Subordinated Note) as of March 31, 2002 and it is the sole distributor for our lead product, Apligraf.

         In January 1996, we entered into a collaborative agreement with Novartis granting Novartis exclusive global marketing rights to Apligraf. Under the agreement, we have received equity and convertible debt investments, non-refundable research, development and milestone support payments, product payments, funding for publication study programs and funding for European regulatory filing for Apligraf marketing approval. Product and other funding for programs are included under the captions "Product sales to related party" and "Other revenues" in our financial statements.

         In February 2001, we amended our collaborative agreement with Novartis, effective January 2, 2001. The amended agreement:

..    Grants Novartis the right to purchase an exclusive option to negotiate terms to license our product VITRIX and also a second living dermal replacement product currently in research;
..    Provides us with significantly higher payments for units of Apligraf;
..    Grants us the right for three years to sell, at our discretion, to
     Novartis up to $20 million in equity or convertible debt, of which $10 million was received in October 2001;
..    Includes funding support from Novartis to upgrade our manufacturing facility and for the facility investment needed for approval and sale of Apligraf in the European Union;

..    Includes funding support for Apligraf clinical development activities
     (e.g., to further broaden its approved uses); and
..    Includes development funding support for each living dermal replacement product for which Novartis purchases an option to commence licensing negotiations.

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

     On June 29, 2001, we exercised a $10,000,000 security option with Novartis, which closed on October 16, 2001. The security sold was a 7% Convertible Subordinated Note (the "Note") in the principal amount of $10,000,000 with a maturity date of March 29, 2004. The Note may be converted into shares of common stock at an adjusted conversion price of $4.49 per share (subject to further adjustment dependent on common stock trading limitations or Novartis conversion rights change) at any time by Novartis or by us, subject to certain conditions, at any time after March 31, 2002. The conversion price per share of the Note was below the per share trading price of our common stock on the date the Note was issued. As a result of this beneficial conversion feature, we recorded interest expense of $36,000 during the first quarter of 2002 and will record $305,000 of added interest expense over the remaining period the Note is outstanding. Interest on the Note accrues at 7% annually, payable in cash, common stock (at the average market price for the twenty trading days immediately preceding the due date) or any combination thereof, at our option, subject to certain conditions, on September 30 and March 31. Principal amounts due under the Note, including accrued interest, may become immediately payable in cash if an event of default occurs, defined as: any default in the timely payment of principal, interest or liquidated expenses under the Note; any representation or warranty made to Novartis which proves to have been incorrect when we made it under the Note or the February 2001 Securities Purchase Agreement with Novartis or related documents; any failure to perform any covenant or agreement, or otherwise commit a breach under, the Note or the February 2001 Securities Purchase Agreement which is not remedied by us within 30 days of notice; any bankruptcy, insolvency or reorganization proceedings involving us or any of our subsidiaries; and the delisting or suspension of our common stock from trading on the AMEX without being relisted or having such suspension lifted within 30 trading days.

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

         As a result of previous equity investments made in prior years and not including conversion of the 7% Convertible Subordinated Note, Novartis holds approximately 1.5% of our outstanding shares of common stock as of March 31, 2002. Assuming conversion of their 7% Convertible Subordinated Note, Novartis would hold approximately 6.1% of our outstanding shares of common stock as of March 31, 2002.

         Through March 31, 2002, Novartis has approved funding support of $9,266,000 for upgrades to our manufacturing facility and for the facility investment needed for the approval and sale of Apligraf in the European Union. All payments made to date have been recorded as deferred revenue. Revenue will be recognized over the period that the completed manufacturing facility is used for production of Apligraf to be sold to Novartis, which is expected to start during the second half of 2002. We did not incur any expenditures relating to these projects for the three months ended March 31, 2002 and incurred expenditures relating to these projects of $524,000 for the three months ended March 31, 2001.

6.       Accrued Expenses
         ----------------

         Accrued expenses consisted of the following (in thousands):

                                            December 31,      March 31,
                                                    2001           2002
                                            ------------   ------------
                                                            (unaudited)

Compensation and employee benefits          $      1,469   $      1,192
Accrued severance                                    857            978
Professional services                                504            451
Accrued interest                                     464            963
Other                                                720            591
                                            ------------   ------------
                                            $      4,014   $      4,175
                                            ============   ============

7.       Grant Commitment
         ----------------

         In November 1999, we received notice of a $2,000,000 grant under the Advanced Technology Program of the National Institute for Standards and Technology ("NIST") to support development of an effective liver assist device prototype, of which we have received $1,953,000 as of March 31, 2002. We do not expect to receive any additional payments under this grant. This grant requires that the United States federal government can access for its own purpose technology developed using the funding. A product developed based on the funding from the NIST grant must be manufactured substantially in the United States. In addition, we are subject to regular audit and reporting requirements. We have recorded revenue of $309,000 for the three months ended March 31, 2001 relating to this research grant.

8.       Commitments
         -----------

         Purchase of Technology

         In April 1999, we purchased specific equipment and intellectual property, consisting of patents and laboratory documentation, from Baxter Healthcare Corporation relating to the research and development for the design and manufacturing of key mechanical components of an extracorporeal liver assist device. The purchase price consisted of the reissuance of 50,000 shares of common stock held in treasury. In May 1999, we filed a registration statement registering all 50,000 of these shares, 25,000 of which were subject to a one-year lock-up agreement. Additionally, we may be required to make a future cash payment to Baxter. That payment will be due within thirty days of January 1, 2003 or of us receiving approval from the FDA of an Investigational Device Exemption for a liver assist device, whichever is first. We expect that January 1, 2003 will be the earlier date and, thus, the payment will be due on January 31, 2003. The amount of that payment is determined by subtracting from $1,000,000 the greater of (i) the sum of any gross proceeds received by Baxter from the sale of any its 50,000 shares and the value of any unsold shares at the time the payment is due or (ii) the value of all 50,000 shares at the time the payment is due. The value of the shares is calculated by multiplying the average daily closing price of our common stock over the twenty consecutive trading days immediately prior to January 1, 2003 or the FDA approval. We will have no obligation to make such future cash payment if at any time during the period between April 2000 and the date such cash payment is otherwise payable by us, if the value of the shares of common stock issued to Baxter is equal to or greater than $1,000,000. As of April 18, 2002, the value of the shares had not equaled or exceeded $1,000,000. As an example, if the average closing price for the 20 consecutive trading days prior to January 1, 2003 were $0.94, which is the average price for the 20 consecutive trading day period ending May 1, 2002, the payment to Baxter would be $952,925. The payment would be smaller to the extent that Baxter sells all or some of its shares at a price higher than the twenty consecutive trading day average.

         Long-Term Convertible Debt

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

9.       Sale of Common Stock, Preferred Stock and Warrants
         --------------------------------------------------

         On March 21, 2002, we issued in a private placement 7,241,376 shares of common stock, with warrants to acquire 3,620,686 shares of common stock to a select group of institutional investors yielding net proceeds of approximately $9,566,000. The warrants may be exercised at anytime through March 21, 2006 at $2.25 per share. We have reserved 3,620,686 shares of our common stock for issuance upon the exercise of these warrants.

         We also authorized the issuance of 120,000 shares of preferred stock, designated as Series D Convertible Preferred Stock (the "Series D Preferred Shares"). Concurrent with our issuance of common stock, the Company issued 100,000 Series D Preferred Shares in a private placement of the Series D Preferred Shares, with rights to acquire an additional 20,000 Series D Preferred Shares yielding net proceeds of approximately $5,922,000. We have reserved a total of 5,379,310 shares of our common stock for issuance upon the conversion of all potential Series D Preferred Shares. If the Company issues any new shares of common stock, excluding the following types of shares; common shares issued or granted under the Company's various stock purchase and stock option plans; common shares issued or granted to entities in which the Company has certain business relationships where the principal purpose of such an issuance is for non-equity financing purposes and so that the total shares issued or granted in compliance with this clause does not exceed 3% of the outstanding shares of common stock on a fully diluted basis; common shares issued or issuable as a result of any stock split, combination or dividend; common shares issuable upon conversion of any of the Company's current debt or the exercise of rights, warrants or other rights (including our put option that the Company may exercise to raise an additional $10,000,000 from Novartis) to acquire securities of the Company outstanding as of March 21, 2002; or common shares issued by the Company in payment of interest on convertible notes, for a price of less than $1.45 per share, then the aforementioned conversion price shall be lowered to a price equal to the consideration received per common share.

         The holders of the Series D Preferred Shares are entitled to vote, together with holders of common stock, on all matters submitted to stockholders for a vote. Each Series D Preferred Share is entitled to the number of votes equal to the number of shares of common stock into which each Series D Preferred Share is convertible at the time of such vote.

         The holders of the Series D Preferred Shares are entitled to receive, out of funds legally available therefore, noncumulative quarterly dividends at the annual rate of 7% of the purchase price for such shares. Dividends on the Series D Preferred Shares shall be payable if, as and when declared by the Board of Directors. Through March 31, 2002, no dividends have been declared or paid by the Company.

         In the event of any liquidation, dissolution, or winding up of the Company, the holders of the Series D Preferred Shares shall be entitled to be paid $65 per share before any distribution to any holder of any other class of stock. Any assets remaining following the full distribution to the holders of the Series D Preferred Shares will be distributed ratably among the common stockholders.

         Each Series D Preferred Share is convertible into our common stock at an exercise price of $1.45 per share, subject to adjustment in the event of declared but unpaid dividends and in accordance with certain antidilution provisions, as defined. Conversion of the Series D Preferred Shares occurs immediately upon the closing of a public offering of our common stock in which the aggregate proceeds to the Company exceed $15,000,000 at a per share price of at least $4.00. We may redeem the Series D Preferred Shares at any time after March 13, 2004 for $65 per share plus any declared but unpaid dividends provided that our common stock trades for at least $2.90 per share for a period of 20 consecutive trading days as of or after March 13, 2004. The rights to acquire additional shares of Series D convertible preferred stock entitle each holder to purchase up to the number of shares of Series D convertible preferred stock equal to 20% of the number of such shares purchased by the holder at a price of $65.00 per share at any time until March 13, 2004.

         During the three months ended March 31, 2002, we also issued 9,780 shares of common stock under our employee stock purchase plan, yielding proceeds of approximately $40,000. During the three months ended March 31, 2001, we issued 81,584 shares of common stock for the exercise of employee stock options, yielding proceeds of approximately $327,000.

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

11.      Business Restructuring Charges
         ------------------------------

         On February 25, 2002, we commenced a restructuring program which resulted in a 16% workforce reduction. As part of this program, we entered into separation agreements with 37 employees primarily in research and development which resulted in an charge of approximately $406,000 and is included in selling, general and administrative costs for the three months ended March 31, 2002. We have made payments on this obligation of approximately $165,000 through March 31, 2002. The remaining balance of $241,000 is included in accrued expenses as of March 31, 2002.

                               ORGANOGENESIS INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Statements that are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, information on:

         .     Our business outlook and future financial performance;
         .     Anticipated profitability, revenues, expenses and capital
               expenditures;
         .     Anticipated research, development, clinical, regulatory and reimbursement progress; and
         .     Future funding and expectations as to any future events

         Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in other publicly available filings with the SEC, such as our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on April 16, 2002, as amended on Form 10-K/A filed with the SEC on April 23, 2002 and on Form 10-K/A filed with the SEC on April 30, 2002, and our recent Registration Statement on Form S-3 filed with the SEC on May 7, 2002. The risk and other factors noted throughout this Quarterly Report on Form 10-Q could cause our actual results to differ materially from the results contained in any forward-looking statements.

         In Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we explain the general financial condition and results of operations for Organogenesis Inc. As you read this MD&A, referring to our consolidated financial statements contained in Item 1 of this Form 10-Q may be helpful. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of our research and development efforts, the receipt of funding support payments, if any, from Novartis, product revenues, manufacturing costs, production efficiencies, the timing of certain expenses and the establishment of additional collaborative agreements, if any.

Overview of Organogenesis Inc.
------------------------------

         Organogenesis Inc. designs, develops and manufactures medical products containing living cells and/or natural connective tissue. We were the first company to develop, manufacture and gain US Food and Drug Administration ("FDA") approval for a mass-produced product containing living human cells. Our lead product, Apligraf(R) living skin substitute, is FDA approved and marketed in the US for two uses: treatment of healing-resistant venous leg ulcers, and treatment of healing-resistant diabetic foot ulcers. Novartis Pharma AG ("Novartis") has exclusive global Apligraf marketing rights. Our FortaFlex(TM) bioengineered collagen matrix product line includes FortaPerm(TM) tissue support product and FortaGen(TM) tissue repair product. Both FortaPerm and FortaGen are being sold by our sales and marketing team. We also have a collaboration agreement with Biomet, Inc. under which Biomet is co-developing and will market FortaFlex-based orthopedic and periodontal products.

Apligraf(R) Living Skin Substitute
----------------------------------

         Our lead product, Apligraf living skin substitute, is FDA approved and marketed in the US for two uses: treatment of healing-resistant venous leg ulcers, approved in May 1998, and treatment of healing-resistant diabetic foot ulcers, approved in June 2000. Novartis has exclusive global Apligraf marketing

Apligraf(R) is a registered trademark of Novartis.

rights. Decisions made at the national and regional level have expanded access to Apligraf by Medicare-insured patients, and the product is now being reimbursed by Medicare in all fifty states. Apligraf is also available in select international markets.

         We have recently completed patient enrollment in a pivotal trial assessing the ability of Apligraf to reduce scarring after skin cancer surgery. As a skin substitute, we believe Apligraf has a number of additional potential uses, including treating pressure ulcers, burns, epidermolysis bullosa (a genetic skin disorder) and other chronic and acute wounds.

Bioengineered Collagen Matrix Products
--------------------------------------

         We are leveraging our FortaFlex bioengineered collagen matrix technology into a number of products. In October 2001, we launched FortaPerm tissue support product and in January 2002, we launched FortaGen tissue repair product. FortaPerm and FortaGen are being marketed by our own sales and marketing team. Royce(R) Medical Company has marketing rights for the US non-hospital market for our PuraPly wound dressing and has recently begun a pilot launch of the product.

         In August 2001, we entered into a collaboration agreement with Biomet, Inc. which grants Biomet the right to co-develop and market FortaFlex-based orthopedic and periodontal products. Organogenesis is to receive a transfer payment based on a percentage of sales of each product developed under this collaboration. In March 2002, the FDA granted 510(k) marketing clearance for our rotator cuff repair product, the first product developed under our collaboration with Biomet.

Research and Development Programs
---------------------------------

         We are developing a FortaFlex-based product candidate, FortaFill, for use in soft tissue augmentation procedures, such as facial augmentation. We are also developing Rivitix(TM) regenerative skin complex for use following laser skin resurfacing and chemical peel procedures. Our pipeline also includes a living dermal replacement product candidate, Vitrix(TM), which is currently in a pilot clinical trial for use in the treatment of deep diabetic foot ulcers. We are developing additional living wound healing products, which are currently in research.

         We are actively seeking third party funding for several of our longer-term programs. These programs include: our collagen-based off-the-shelf coronary vascular graft, our liver assist device, and a pancreatic islet cell research program.

         On February 25, 2002, we implemented a 16% reduction of workforce, which primarily impacted our research and development areas and which we anticipate will reduce costs by approximately $5 million per year. We expect this reduction to help us meet our financial goals. In the first quarter of fiscal 2002, we reserved approximately $406,000 related to severance for 37 employees.

Results of Operations
---------------------

         We are currently at a low volume of production for Apligraf. Although revenues are increasing, we expect production costs to exceed product sales for at least the next six months due to the high costs associated with low unit volume production. We expect product sales to increase due to recently expanded Medicare coverage for Apligraf and Novartis sales and marketing efforts.

Royce(R) is a registered trademark of Royce(R) Medical Company.

Three Months Ended March 31, 2001 and 2002
------------------------------------------

         Revenues

         Total revenues increased 16% to $2,908,000 in the first quarter of fiscal 2002, from $2,511,000 for the comparable quarter last year, due to increased unit sales of Apligraf to Novartis offset by decreased funding received under our NIST research grant. Product revenues increased 37% to $2,514,000 from the comparable quarter in the prior year. We expect Apligraf commercial sales to continue to increase.

         Costs and Expenses

         Cost of product sales to related party: Cost of product sales to
         --------------------------------------
related party increased 72% to $3,779,000 in the first quarter of fiscal 2002, from $2,196,000 for the comparable quarter last year. This increase was due to increased unit sales of Apligraf to Novartis and higher production costs incurred in anticipation of higher than achieved unit growth. Cost of product sales includes the direct costs to manufacture, quality inspect and package Apligraf and an allocation of our production-related indirect costs. Cost of product sales continues to exceed product sales due to the high costs associated with low volume production. We expect that we will have to revise our estimates of costs and the allocation of costs to product sales in the future as we continue to modify our manufacturing processes.

         Research and development: Research and development ("R&D") expenses
         ------------------------
consist of costs associated with research, development, clinical trials, process development, facilities and engineering support excluding the allocation of our production related indirect costs. R&D expenses decreased by $1,005,000, or 22%, to $3,651,000 in the first quarter of fiscal 2002, from $4,656,000 for the comparable quarter last year primarily due to our 16% decrease of workforce in February 2002, which we anticipate will reduce costs by approximately $5 million per year and which primarily impacted our R&D areas for our coronary vascular graft, liver assist device and pancreatic islet cell programs and a decrease in clinical outside service expenses. R&D expenses will decrease significantly during the remainder of 2002 due to our workforce reduction.

         Selling, general and administrative expenses: Selling, general and
         --------------------------------------------
administrative ("S,G&A") expenses include the costs of our selling, marketing, corporate, finance, information technology and human resource functions. These expenses increased by $454,000, or 26%, to $2,193,000 in the first quarter of fiscal 2002, from $1,739,000 for the comparable quarter last year, primarily due to increased selling expenses related to commercial product launches and higher severance and consulting costs incurred in connection with workforce adjustments. We expect that S,G&A expenses will increase moderately during the remainder of 2002.

         Other income and expense: Interest income decreased to $10,000 in the
         ------------------------
first quarter of fiscal 2002 from $98,000 in the comparable quarter in 2001 primarily due to the decrease in funds available for investment. Interest expense increased by $165,000, or 32%, to $685,000 in the first quarter of fiscal 2002, from $520,000 for the comparable quarter last year primarily due to increased debt outstanding resulting from the $10,000,000 Convertible Subordinated Note issued to Novartis in October 2001.

         Net Loss

         As a result of the net effects described above, we incurred a net loss of $7,390,000 or $0.20 per share (basic and diluted), for the three months ended March 31, 2002, compared to a net loss of $6,502,000, or $0.19 per share (basic and diluted), for the three months ended March 31, 2001.

Capital Resources and Liquidity
-------------------------------

         Funds Used in Operations

         At March 31, 2002, we had cash, cash equivalents and investments in the aggregate amount of $10,450,000, compared to $3,284,000 at March 31, 2001. Cash equivalents consist of money market funds, which are highly liquid and have original maturities of less than three months. Investments consist of securities that have an A or A1 rating or better with a maximum maturity of two years. Cash used in operating activities was $8,136,000 for the three months ended March 31, 2002, compared to $5,928,000 for the same period in 2001.

         Capital Spending

         Capital expenditures were $226,000 and $550,000 during the three months ended March 31, 2002 and 2001, respectively. During the first quarter of 2001, Novartis provided funding support of $972,000 for upgrades to our manufacturing facility and for the facility investment needed for approval and sale of Apligraf in the European Union. Of this amount, we spent $524,000 during the three months ended March 31, 2001 and the remaining $448,000 was spent in prior periods. We have recorded all such Novartis funding as deferred revenue to date through March 31, 2002. Revenue will be recognized over the period that the completed manufacturing facility is used for production of Apligraf to be sold to Novartis.

         Financing

         From inception, we have financed our operations substantially through private and public placements of equity securities and convertible debt, as well as receipt of research support and contract revenues, interest income from investments, sale of products and receipt of royalties. During the three months ended March 31, 2002, financing activities provided cash of $15,528,000 primarily from the sale of common and preferred stock. During the three months ended March 31, 2001, financing activities used cash of $1,435,000 primarily due to the purchase of treasury stock totaling $1,368,000 and payment of a term loan for $394,000, partially offset by cash received from the exercise of stock options for $327,000.

         Liquidity

         Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $28,350,000, $28,605,000 and $30,094,000 for the years ended December 31, 1999, 2000, and 2001, respectively, and $7,390,000 for the three months ended March 31, 2002. We have also experienced recurring negative cash flow from operations of $23,650,000, $18,482,000, and $14,586,000 for the
years ended December 31, 1999, 2000, and 2001, respectively, and $8,136,000 for the three months ended March 31, 2002. In addition, the Company had negative working capital of $2,509,000 and positive working capital of $6,561,000 and a stockholders' deficit of $21,768,000 and $13,510,000 at December 31, 2001 and March 31, 2002, respectively. We have yet to achieve profitability and expect to incur net losses through at least the end of the third quarter of 2002.

         Based upon current forecasts, management believes that the Company has sufficient liquidity to finance operations through March 31, 2003 for the following reasons:

         . Management implemented a 16% workforce reduction on February 25, 2002 which we expect will reduce costs by approximately $5,000,000 per year; and

         . The Company has received net proceeds of $15,488,000 on March 21, 2002 from the private placement of common and Series D convertible preferred stock; and

         . Management has developed additional plans to reduce costs which include an on-going discretionary expense reduction program and a number of product cost reduction programs; and

         . Management has developed programs to expand revenues from the Apligraf and Fortaflex family of products.

         Management forecasts are based on these plans, which involve assumptions as to continuing revenue growth and cost reductions which could prove to be incorrect. If those assumptions are incorrect and cause greater cash needs than forecasted, we will seek additional financing.

         Factors that may change our cash requirements include:

         .     Sales volume forecasts are not achieved;
         .     Delays in obtaining regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;
         .     Delays in commercial acceptance and reimbursement when product launches occur;
         .     Changes in the progress of research and development programs;
         .     Changes in the resources devoted to outside research
               collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies;
         .     Potential repayment of the principal amount of the 7% Convertible
               Subordinated Promissory Note that we issued to Novartis on September 28, 2001, together with all accrued but unpaid interest on the Note and other amounts that we owe to Novartis on the date of acceleration of the Note, that would be required if we defaulted on our obligation under the Note; and
         .     Payments to Novartis under the Note if we fail to deliver to
               Novartis registered shares of our common stock upon Novartis' conversion of the Note; and
         .     Potential repayment of the principal amount of the Long-Term
               Convertible Debt that we issued in March 1999, together with all accrued but unpaid interest, that would be required if we defaulted under the Debt.

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

Risk Factors
------------

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

IF WE CANNOT RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO CURTAIL OR DISCONTINUE OUR ACTIVITIES.

         Based upon our current forecasts, we believe that the net proceeds of approximately $15,488,000 received subsequent to December 31, 2001 from the private placement of convertible preferred stock, rights to purchase convertible preferred stock, common stock and warrants to purchase common stock to a select group of institutional investors, together with our product and other revenues, will be sufficient to finance operations through the first quarter of 2003. This projection is based on assumptions regarding our operating cash requirements and increased revenues from sales of Apligraf and other products, any of which could prove to be incorrect. Our research, development, manufacturing and other activities may require that we raise substantial additional funds. The "going concern" opinion from our auditors may make it more difficult for us to raise capital. We may not be able to obtain additional funding on terms favorable to us or our stockholders, if at all.

         Factors that may increase our cash requirements above our forecasts or require us to raise additional funds include:

         .     failure to achieve sales volume forecasts;
         .     delays in obtaining regulatory approvals of products in different countries, if needed, and subsequent timing of product launches;
         .     delays in commercial acceptance and reimbursement when product launches occur;
         .     changes in the progress of research and development programs or initiation of new programs;
         .     payments of accrued interest under our convertible debt
               outstanding in cash if we are not permitted to make such payments in stock;
         .     payments made under the purchase of technology assets from Baxter
               Healthcare Corporation that we expect to make in January 2003;
         .     changes in the resources devoted to outside research
               collaborations or projects, self-funded projects, proprietary manufacturing methods and advanced technologies; and
         .     acceleration of the convertible promissory note that we issued to
               Novartis in 2001, which could occur if we default on our obligations under the note.

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

         We have limited experience in sales, marketing and distribution. For this reason, we have developed long-term strategic relationships with parties that have marketing and sales forces with technical expertise and distribution capability necessary to commercialize some of our products. We entered into a license and supply agreement with Novartis pursuant to which we granted to Novartis exclusive, worldwide marketing rights for our lead product, Apligraf.

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

         For any number of reasons, we may not be able to maintain a successful long- term strategic relationship with Novartis. If Novartis does not perform its obligations as expected or if Novartis has a strategic shift in its business focus, it would be difficult for us to continue to expand sales of or successfully commercialize Apligraf. Our failure to achieve broad use of Apligraf in the market would hurt our ability to generate revenues and any future profits.

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

         We rely upon our portfolio of patents, patent applications and licenses to patents and patent applications relating to living tissue products, organ assist treatments and other aspects of tissue engineering. We currently have rights in 18 patents issued in the United States, 10 patents issued in Europe and 7 patents issued in Japan. As part of our continuing interest in protecting our intellectual property rights, we have filed and are prosecuting 17 other patent applications in the United States. We license some of our technologies under an exclusive patent license agreement with the Massachusetts Institute of Technology, or MIT. The agreement with MIT covers U.S. patents and corresponding patents in Europe and Japan. We license one of the key U.S. patents directed to our lead product Apligraf under the MIT agreement. This patent expires in 2006 and the other key U.S. patent underlying the Apligraf technology, which we own, expires in 2013. Pursuant to the MIT agreement, MIT granted us an exclusive, worldwide license to make, use and sell the products covered by its patents and to practice the procedures covered by its patents. Additionally, we have purchased intellectual property related to our liver assist device program from Baxter Healthcare Corporation. This intellectual property includes two issued U.S. patents and one pending U.S. patent, as well as corresponding international patents.

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

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS AND MAINTAIN OUR COMPETITIVE POSITION.

         We are highly dependent upon the principal members of our management team. We entered into an employment agreement dated as of April 1, 2002 with Steven B. Bernitz pursuant to which Mr. Bernitz serves as our President and Chief Executive Officer. We do not have employment agreements with our other key personnel. Furthermore, we do not maintain key-man life insurance for our key personnel. The loss of the services of any of our key personnel could adversely affect our ability to develop and market our products, to obtain necessary regulatory approvals, to achieve our business objectives, to raise additional funds and to attract strategic and collaborative partners. We have a search underway for a Chairman of the Board.

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

         Our business exposes us to potential liability risks that are inherent in the testing, manufacturing, marketing and sale of medical products. The use of our products and product candidates, whether for clinical trials or commercial sale, may expose us to product liability claims or product recall and possible adverse publicity. These claims could be based on, among other things, the presence of any impurity or pathogen in any of our products. Our products are derived from human and animal products, must be handled numerous times during the production process and, in the case of our living cell products, cannot be manufactured subject to final sterilization, all of which increase the risk that an impurity or pathogen could be present. Although we have product liability insurance coverage, the level or breadth of our coverage may not be adequate to fully cover potential liability claims. In addition, we may not be able to obtain additional product liability coverage in the future at an acceptable cost. A successful claim or series of claims brought against us in excess of our insurance coverage and the effect of product liability litigation upon the reputation and marketability of our technology and products, could harm our business.

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

         There have been a number of federal and state proposals during the last few years to subject the pricing of pharmaceuticals to government control and to make other changes to the U.S. health care system. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for health care goods and services may take in response to any health care reform proposals or legislation. We cannot predict the effect that health care reforms may have on our business.

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

         During the period from May 6, 1999 to May 6, 2002, the closing price of our common stock has ranged from $0.44 to $19.50 per share. These fluctuations can occur due to events both within and outside of our control, regulatory actions such as government approval of products or reimbursements and general market conditions affecting the biotechnology sector or the stock market generally. Fluctuations in our financial performance from period to period, the issuance of analysts' reports and general industry and market conditions also may have a significant impact on the market price of our common stock.

IF WE CANNOT MEET THE AMERICAN STOCK EXCHANGE MAINTENANCE RULES AND REQUIREMENTS FOR CONTINUED LISTING, THE AMERICAN STOCK EXCHANGE MAY DELIST OUR COMMON STOCK, WHICH WOULD NEGATIVELY IMPACT THE PRICE OF OUR COMMON STOCK AND THE ABILITY TO SELL OUR COMMON STOCK.

         Our common stock is listed on the American Stock Exchange, or AMEX. The AMEX rules provide that the AMEX will consider delisting when a company has, among other things, (a) sustained losses in two of its three most recent fiscal years and has stockholders' equity of less than $2,000,000, (b) sustained losses in three of its four most recent fiscal years and has stockholders' equity of less than $4,000,000, (c) sustained losses from continuing operations and/or net losses in each of its five most recent fiscal years or (d) sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable in the opinion of the AMEX, as to whether the company will be able to continue operations and/or meet its obligations as they mature. On April 26, 2002, the AMEX notified us that we currently do not satisfy these criteria and agreed to continue our listing until September 30, 2003 if we submit an acceptable plan by May 28, 2002 to regain compliance with the AMEX continued listing standards by September 30, 2003. If the AMEX accepts our plan, the AMEX will monitor our progress towards achieving the goals set forth in the plan and may institute delisting proceedings if we fail to make progress consistent with the terms of the approved plan. After the AMEX's review of our September 30, 2003 financial statements, our common stock will remain listed on the AMEX only if we have returned to compliance with the AMEX continued listing standards.

         We believe that the conversion of our convertible debentures issued in 1999 and our convertible promissory note issued to Novartis in 2001 would allow us to meet the AMEX stockholders' equity criterion. The consent of the holders of these debentures and notes is required to effect conversion of these debentures and notes, and the consent of the holders of the 1999 debentures may require the conversion price applicable to those debentures ($14.50, subject to adjustment) to be modified, which modification would require Novartis' consent. If we are unable to obtain all of such consents, we will need to try to raise additional capital in order to meet the AMEX stockholders' equity criterion. We may not be able to raise such additional capital on acceptable terms, if at all.

         In addition, the AMEX will consider delisting an issuer in the case of its common stock selling for a substantial period of time at a low price per share, if the issuer does not effect a reverse stock split within a reasonable period of time after being notified by the AMEX that it deems such action appropriate in order to increase the price per share. Although we have not received any notice from the AMEX regarding the selling price of our common stock or a reverse stock split, we may receive such a notice and we may need to seek stockholder approval for a reverse stock split to remain listed on the AMEX.

         We cannot provide any assurance that our common stock will remain listed on the AMEX or that we will not be delisted if we fail to meet these listing criteria. In the event our common stock is delisted from the AMEX, it would be more difficult to trade in our common stock and more difficult to obtain accurate, current information concerning market prices for our common stock and Novartis, which holds a convertible promissory note in the principal amount of $10,000,000, and the holders of the convertible debentures in the principal amount of $17,500,000 that we issued in 1999 could declare their principal and accrued interest to become immediately due and payable in cash. In addition, we would find it more difficult to raise equity financing if our common stock is delisted in part because our common stock would cease to be a "covered security" for purposes of Section 18 of the Securities Act of 1933, which provides an exemption from state securities registration or qualification requirements.

IF WE DEFAULT ON OUR OBLIGATIONS UNDER THE CONVERTIBLE PROMISSORY NOTE THAT WE ISSUED TO NOVARTIS, WE MAY BE REQUIRED TO REPAY TO NOVARTIS THE FULL PRINCIPAL AMOUNT OF THE NOTE, TOGETHER WITH INTEREST, AND WE MAY INCUR ADDITIONAL FINANCIAL OBLIGATIONS TO NOVARTIS.

         Under the terms of the convertible promissory note that we issued to Novartis in 2001, Novartis may declare the full principal amount of the note, together with all accrued but unpaid interest on the note and other amounts that we owe to Novartis on the date of acceleration, to be immediately due and payable in cash upon the occurrence of an event of default. As of May 7, 2002, there was $10,000,000 in principal amount outstanding under the note, which is due on March 29, 2004. Interest on the note accrues at 7% annually and is payable on September 30 and March 31 of each year. Although we are entitled to deliver shares of our common stock in satisfaction of the note at any time after March 31, 2002, we must satisfy a number of conditions, some of which cannot be satisfied without a waiver from Novartis. Any one of the following events will constitute an event of default under the note:

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

IF WE DEFAULT ON OUR OBLIGATIONS UNDER THE TERMS OF THE CONVERTIBLE DEBENTURES THAT WE ISSUED IN 1999 AND ARE REQUIRED TO REPAY TO THE DEBENTURE HOLDERS ALL OR A LARGE PORTION OF THE AMOUNTS OWED UNDER THE DEBENTURES, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD BE SIGNIFICANTLY ADVERSELY AFFECTED.

         Under the terms of the convertible debentures that we issued in 1999, each debenture holder may declare the full principal amount of his, her or its debentures, together with all accrued but unpaid interest on the debentures, to be immediately due and payable in cash upon the occurrence of an event of default. As of May 7, 2002, there was $17,500,000 in principal amount outstanding under the debentures, which are due on March 29, 2004. Interest on the debentures accrues at 7% annually and is payable on September 30 and March 31 of each year. Although we are entitled to deliver shares of our common stock in satisfaction of the note at any time after March 31, 2002, we must satisfy a number of conditions, some of which cannot be satisfied without a waiver from the debenture holders. Any one of the following events will constitute an event of default under the debentures:

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

         We are authorized to issue up to 1,000,000 shares of preferred stock, $1.00 par value per share, and to determine the price, privileges and other terms of these shares. The issuance of any preferred stock with superior rights to our common stock could reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party, thereby preserving control of us by present owners and management and preventing the holders of our common stock from realizing a premium on their shares. As of May 7, 2002, we have 100,000 shares of our Series D convertible preferred stock issued and outstanding.

THE VALUE OF YOUR SECURITIES MAY DECREASE IF OTHER SECURITY HOLDERS EXERCISE THEIR OPTIONS AND WARRANTS OR IF THEIR DEBT IS CONVERTED.

         At April 17, 2002, 44,699,181 shares of our common stock were outstanding, which excludes 250,000 treasury shares. We have reserved an additional 19,721,262 shares of our common stock for issuance under our employee stock purchase plan and upon the exercise of outstanding stock options and warrants, the exercise of stock options available for grant under our option plans, the conversion of issued convertible notes and debentures and issued Series D convertible preferred stock and Series D convertible preferred stock issuable upon exercise of rights sold in a private placement. If any of these securities are exercised or converted, investors may experience dilution in the market value and earnings per share of the common stock into which these securities are convertible.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         The exposure of market risk associated with risk-sensitive instruments is not material, as our sales are transacted primarily in United States dollars, we invest primarily in money market funds and we have not entered into hedging transactions.

                               ORGANOGENESIS INC.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities and Use of Proceeds

         On March 21, 2002, we completed a private placement of 100,000 shares of Series D convertible preferred stock, with rights to acquire an additional 20,000 shares of Series D convertible preferred stock and 7,241,376 shares of common stock, with warrants to acquire up to 3,620,686 shares of common stock to a select group of institutional investors for an aggregate purchase price of approximately $17,000,000. Needham & Company, Inc. served as placement agent in connection with the private placement and received approximately $970,000 in placement agent fees. Such offering was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act because the the transaction did not involve a public offering and pursuant to Rule 506 of Regulation D because there were no more than 35 purchasers and the terms and conditions of Rule 501 and Rule 502 of Regulation D were satisfied. The warrants may be exercised at any time through March 21, 2006 at an exercise price of $2.25 per share. Each share of Series D convertible preferred stock has a preference value of $65 and is convertible into shares of our common stock at a conversion price of $1.45 per share. We may redeem the shares of Series D convertible preferred stock at any time after March 13, 2004 for $65 per share plus any declared but unpaid dividends provided that shares of our common stock trade at a price that is equal to or greater than $2.90 per share for a period of 20 consecutive trading days. The holders of our Series D convertible preferred stock are entitled to receive dividends at an annual rate of 7%. Such dividends are payable at the discretion of our board of directors and are non-cumulative. The rights to acquire additional shares of Series D convertible preferred stock entitle each holder to purchase up to the number of shares of Series D convertible preferred stock equal to 20% of the number of such shares purchased by the holder at a price of $65.00 per share at any time until March 13, 2004. We filed a registration statement on Form S-3 registering for resale the shares of common stock sold in the private placement, the shares of common stock issuable upon conversion of the Series D convertible preferred stock and the shares of common stock issuable upon exercise of the warrants. We will file another registration statement if at least 10,000 additional shares of Series D convertible preferred stock are sold upon exercise of the rights sold in the private placement. This registration statement would register for resale the shares of common stock issuable upon conversion of the Series D convertible preferred stock so issued.

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits

         None

   (b) Reports on Form 8-K filed during the quarter ended March 31, 2001.

         A current report on Form 8-K dated January 4, 2002 was filed by the Registrant reporting that the Board of Directors had initiated a search for a new Chairman and that Albert Erani resigned, effective January 1, 2002, from the position of Chairman. Mr. Erani will continue to serve as a member of the Registrant's Board of Directors.

         A current report on Form 8-K dated January 30, 2002 was filed by the Registrant reporting an updated set of risk factors relating to its business that were part of a Form S-3 filed January 30, 2002 to register the resale of shares held by certain selling security holders.

         A current report on Form 8-K dated February 6, 2002 was filed by the Registrant incorporating by reference a Press Release dated February 6, 2002 which discussed recent financing activities.

         A current report on Form 8-K dated February 25, 2002 was filed by the Registrant reporting a restructuring of the operations of the Registrant.

         A current report on Form 8-K dated March 1, 2002 was filed by the Registrant reporting a press release regarding the price of the Registrant's common stock.

         A current report on Form 8-K dated February 25, 2002 was filed by the Registrant reporting the issuance of a private placement of common and preferred stock.

                               ORGANOGENESIS INC.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ORGANOGENESIS INC.
                                    (Registrant)


         Date: May 20, 2002         /S/ STEVEN B. BERNITZ
               ------------         --------------------------------------------
                                    Steven B. Bernitz, President and
                                    Chief Executive Officer
                                    (Duly authorized and Principal Financial
                                    Officer)